Form 10-Q
period 2001-03-31
IVANHOE ENERGY INC
filed 2001-05-15
CIK 1106935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001

or

[ ] Transition report pursuant to Section 13 or 15(d) of the securities exchange Act of 1934.

     For the transition period from ________________ to  ________________

     Commission file number 000-30586

                               IVANHOE ENERGY INC.
             (Exact name of registrant as specified in its charter)

YUKON, CANADA                                                  NOT APPLICABLE
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                          9TH FLOOR - WATERFRONT CENTRE
                               200 BURRARD STREET
                       VANCOUVER, BRITISH COLUMBIA, CANADA
                                     V6C 3L6
                     (Address of principal executive office)

                                 (604) 688-8323
              (registrant's telephone number, including area code)


Former Name, Former Address and Former Fiscal Year, if Change Since Last Report:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]                  No   [ ]

The number of shares of the registrant's capital stock outstanding as of March 31, 2001 was 127,047,362 Common Shares, no par value.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   Financial Information

 Item 1  Financial Statement

         Condensed Consolidated Balance Sheets at
         March 31, 2001 (unaudited) and December 31, 2000                      3

         Unaudited Condensed Consolidated Statements of Loss and
         Deficit for the Three Month Periods Ended March 31,
         2001 and 2000                                                         4

         Unaudited Condensed Consolidated Statements of Cash Flow
         For the Three Month Periods Ended March 31, 2001 and 2000             5

         Notes to the Unaudited Condensed Consolidated Financial
         Statements                                                            6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


PART II  Other Information

 Item 1.       Legal Proceedings                                              10

 Item 2.       Changes in Securities and Use of Proceeds                      10

 Item 3.       Defaults Upon Senior Securities                                10

 Item 4.       Submission of Matters To a Vote of Securityholders             10

 Item 5.       Other Information                                              10

 Item 6.       Exhibits and Reports on Form 8-K                               10


                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
IVANHOE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(stated in thousands of U.S. Dollars)


                                                              MARCH 31,             DECEMDER 31
                                                                2000                   2000
                                                           ----------------       ----------------
                                                             (UNAUDITED)             (AUDITED)
ASSETS
Current Assets
Cash                                                               $17,100                $29,694
Accounts receivable                                                  2,928                  4,532
Deposits                                                             1,234                    333
Notes receivable - current                                             350                    325
Prepaid expenses                                                       310                    214
                                                           ----------------       ----------------
                                                                    21,922                 35,098

Deposits - long term                                                   197                    192
Notes receivable                                                        -                      50
Capital assets                                                      76,147                 64,460
                                                           ----------------       ----------------
                                                                   $98,266                $99,800
                                                           ================       ================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                            $2,106                 $2,951
Convertible debenture                                                1,000                  1,000
                                                           ----------------       ----------------
                                                                     3,106                  3,951
                                                           ----------------       ----------------

Provision for site restoration                                          28                     11
                                                           ----------------       ----------------

Shareholders' Equity

Share capital, issued 127,047,362 common shares;
  December 31, 2000 126,874,029 commonshares                        98,398                 98,211
Deficit                                                            (3,266)                (2,373)
                                                           ----------------       ----------------
                                                                    95,132                 95,838
                                                           ----------------       ----------------
                                                                   $98,266                $99,800
                                                           ================       ================

                            (see accompanying notes)

IVANHOE ENERGY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
THREE MONTH PERIODS ENDED MARCH 31
(stated in thousands of U.S. Dollars, except per share data)


                                                                2001                   2000
                                                           ----------------       ----------------
REVENUE
Petroleum revenue                                                   $2,155               $      -
Interest income                                                        348                    119
                                                           ----------------       ----------------
                                                                     2,503                    119
                                                           ----------------       ----------------
EXPENSES

Operating costs                                                        942                      -
Project identification costs                                         1,386                    683
General and administrative                                             585                  1,276
Depletion & depreciation                                               483                     15
                                                           ----------------       ----------------
                                                                     3,396                  1,974
                                                           ----------------       ----------------

NET  LOSS                                                              893                  1,855
Deficit, beginning of period                                         2,373                  7,802
                                                           ----------------       ----------------
Deficit, end of period                                              $3,266                 $9,657
                                                           ================       ================

NET LOSS PER SHARE                                                   $0.01                  $0.02
                                                           ================       ================

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS)                   126,998                114,792
                                                           ================       ================

                            (see accompanying notes)

IVANHOE ENERGY INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTH PERIODS ENDED MARCH 31
(stated in thousands of U.S. Dollars)


                                                                2001                   2000
                                                           ----------------       ----------------
OPERATING ACTIVITIES
Net loss                                                            ($893)               ($1,855)
ITEMS NOT REQUIRING USE OF CASH
  Depletion and depreciation                                           483                     15
                                                           ----------------       ----------------
                                                                     (410)                (1,840)
Changes in non-cash working capital items                            (262)                  1,484
                                                           ----------------       ----------------
                                                                     (672)                  (356)
                                                           ----------------       ----------------
INVESTING ACTIVITIES
Capital expenditures                                              (12,154)                (4,814)
Net cash recovered from Tura joint venture                               -                    290
Proceeds from payment of note                                           50                      -
Decrease (increase) in long-term deposits                              (5)                      2
                                                           ----------------       ----------------
                                                                  (12,109)                (4,522)
                                                           ----------------       ----------------
FINANCING ACTIVITIES
Shares issued on private placement                                       -                 14,050
Shares issued on exercise of warrants and options                      187                     71
                                                           ----------------       ----------------
                                                                       187                 14,121
                                                           ----------------       ----------------
Increase (decrease) in cash for the period                        (12,594)                  9,243
Cash, beginning of period                                           29,694                  2,637
                                                           ----------------       ----------------
Cash, end of period                                                $17,100                $11,880
                                                           ================       ================
SUPPLEMENTARY INFORMATION
  REGARDING NON-CASH TRANSACTIONS
INVESTING ACTIVITIES
Overriding royalty rights                                                -                   $917
                                                           ================       ================

FINANCING ACTIVITIES
Share capital issued                                                     -                   $917
                                                           ================       ================

Included in the above are the following
TAXES PAID                                                               -                     $5
                                                           ================       ================
INTEREST PAID                                                          $31                    $31
                                                           ================       ================

DECREASE (INCREASE) IN NON-CASH WORKING CAPITAL ITEMS
Accounts receivable                                                 $1,605                   $708
Deposits                                                             (901)                    (9)
Note receivable                                                       (25)                     25
Prepaid expenses                                                      (96)                  (156)
Accounts payable and accrued liabilities                             (845)                    916
                                                           ----------------       ----------------
                                                                    ($262)                 $1,484
                                                           ================       ================

                            (see accompanying notes)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

          (all amounts expressed in thousands of United States dollars)
                                   (Unaudited)

1. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 financial statements. The December 31, 2000 Form 10-K should be read in conjunction herewith. The December 31, 2000 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in Canada and in the U.S. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position as at March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations and cash flows are not necessarily indicative of the results for a full year.

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosure in these condensed consolidated financial statements. Actual results may differ from those estimates.

2. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which conform in all material respects to GAAP in the U.S. except:

          o The amount reported for capital assets and share capital, as at March 31, 2001 and December 31, 2000, would each be increased by $1,358 to reflect the ascribed value, under U.S. GAAP, placed on shares issued to acquire royalty rights. This adjustment has no impact on operations or cash flows presented.

          o Deficit and share capital, as presented at March 31, 2001 and December 31, 2000, would each be increased by $74,455 to reflect a transfer of deficit to share capital in 1999, which is not recognized under U.S. GAAP.

          o The weighted average number of shares outstanding for the three month period ended March 31, 2000 would be decreased to 104,306,000 to reflect the balance of shares held in escrow, at that date, in connection with the Company's IPO in 1997. There is no material change in the earnings per share, under US GAAP, from that reported for the three month period ended March 31, 2000. The balance of shares held in escrow at March 31, 2000 was released in June 2000.

3.       Segmented information is as follows:

                                                 UNITED
                                                 STATES            CHINA             TOTAL
                                             ---------------   --------------    ---------------

Petroleum revenue                                    $1,261             $894             $2,155
Interest income                                         347                1                348
                                             ---------------   --------------    ---------------
                                                      1,608              895              2,503
                                             ---------------   --------------    ---------------

Operating costs                                         489              453                942
Depletion & depreciation                                442               41                483
                                             ---------------   --------------    ---------------
                                                        931              494              1,425
                                             ---------------   --------------    ---------------

SEGMENTED INCOME BEFORE
THE FOLLOWING                                          $677             $401              1,078
                                             ===============   ==============
Project identification costs                                                              1,386
General and administrative                                                                  585
                                                                                 ---------------

LOSS FOR PERIOD                                                                          ($893)
                                                                                 ===============

IDENTIFIABLE ASSETS
     Oil & Gas                                      $61,512          $22,451            $83,963
                                             ===============   ==============
     Gas-to-liquids                                                                      14,303
                                                                                 ---------------
                                                                                        $98,266
                                                                                 ===============


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements contained herein and in the Form 10-K for the year ended December 31, 2000, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

OPERATIONS

Our net loss for the first quarter of 2001 amounted to $0.9 million ($0.01 per share), an improvement of 52% from the net loss of $1.9 million ($0.02 per share) during the same period of 2000. This improvement primarily resulted from the production generated during the current quarter from our South Midway Sunset and Spraberry properties, in the U.S., and our Dagang and Daqing properties, in China. No petroleum revenue was recorded during the first quarter of 2000.

PRODUCTION

In the U.S. we commenced production at South Midway Sunset and Spraberry during the latter half of 2000. In China during 2000 our projects were still in the evaluation stage, awaiting completion of our pilot projects and our decision to commence to the development stage, as required under our contracts. At the larger Dagang project, our pilot program was completed in early 2001 and we are proceeding to the development stage. Our first undertaking will be to develop an overall development plan for our Dagang field and submit it to the Chinese authorities for approval. We expect to submit the overall development plan in the latter half of 2001, with implementation of the development plan commencing in 2002. During this period we will continue to operate our Dagang pilot wells with production accruing to us. At Daqing, our pilot project was completed in 1998 and, by agreement, we delayed submitting our overall development plan due to low world oil prices and, to allow us to concentrate on our larger Dagang project. Under our agreement to delay the development at Daqing, the Chinese authorities took over operatorship of the pilot wells, with all revenue temporarily accruing to them. Our overall development plan, at Daqing, was completed and submitted to the Chinese authorities in late 2000 and was approved in February 2001. On March 1, 2001 we resumed operatorship of the pilot wells at Daqing, including rights to the production.

During 2000, all revenue from our Dagang pilot wells was credited to our project costs. With the decision to proceed to the overall development on both Chinese projects, all revenue earned on our pilot wells will be recorded as income, at Dagang effective January 1, 2001, and at Daqing, effective March 1,2001.

Production and operating information for the first three months of 2001 is detailed below. Operating costs, engineering support costs and depletion continue to be high due to the early development stage in all the properties. BOE represents barrels of oil equivalent.

                                            U.S.                        CHINA                        TOTAL
                                 ----------------------       ---------------------        ---------------------
Net production
   BOE                           54,579                       36,714                       91,293
   BOE/d during quarter             549                          408                          957
   BOE/d exit rate                  796                          708                        1,504

                                    (in                          (in                       (in
                                thousands)      Per BOE      thousands)     Per BOE      thousands)     Per BOE
                                ----------     --------      ----------     -------      ----------    ---------
Petroleum Revenue                $  1,543      $  28.27       $  961        $ 26.18       $ 2,504      $   27.43
Royalties                            (281)        (5.15)         (49)         (1.33)         (330)         (3.61)

Transportation tariff                   -             -          (19)         (0.52)          (19)         (0.21)
                                 --------      --------       ------        -------       -------      ---------


Net revenue                         1,262         23.12          893          24.32         2,155          23.61
Operating costs
                                     (343)        (6.28)        (326)         (8.88)         (669)         (7.33)
Production taxes
                                      (40)        (0.73)          --             --           (40)         (0.44)
Engineering support
                                     (106)        (1.94)        (127)         (3.46)         (233)         (2.55)
                                 --------      --------       ------        -------       -------      ---------
                                      773         14.16          440          11.98         1,213          13.29

Depletion
                                     (408)        (7.48)        (127)         (3.46)         (535)         (5.86)
                                 --------      --------       ------        -------       -------      ---------
                                 $    365      $   6.69       $  313        $  8.53       $   678      $    7.43
                                 ========      ========       ======        =======       =======      =========


PROJECT IDENTIFICATION COSTS

We incurred $1.4 million pursuing and investigating new projects during the first quarter of 2001, an increase of $0.7 million over the same period in 2000, and comparable to the $1.5 million incurred during the fourth quarter of 2000. Expenditures increased during the latter half of 2000 and are continuing in to 2001 with our increased activity in China and investigation of potential sites for our gas-to-liquids ("GTL") projects.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs during the quarter amounted to $0.6 million down $0.7 million from the $1.3 million incurred during the first quarter of 2000. This improvement is directly attributable to legal costs incurred during the first half of 2000 associated with preparation for litigation on our Russian properties dispute. This dispute was satisfactorily resolved in August 2000.

EXPLORATION AND DEVELOPMENT ACTIVITIES

Exploration and development spending during the quarter was $11 million, an increase of $6 million over the $5 million spent during the first quarter of 2000. This increased amount reflects our aggressive capital expenditure program scheduled for 2001 and includes costs of $4.5 million incurred in our continuing development of our Spraberry and Midway Sunset fields in the US, lease acquisition cost of $3.2 million, associated with our gas play at Bossier in East Texas and our new gas play in Eastern Kentucky, $1.6 million primarily finalizing our pilot project at our Dagang project in China and $1.7 million on other exploration activities, primarily in the San Joaquin Valley in California. We have recently commenced exploration drilling in Kentucky, with Bossier drilling scheduled to commence in the third quarter of 2001.

GAS-TO-LIQUIDS

Approximately $1 million was expended during the first quarter finalizing feasibility studies for two large GTL projects currently under review.

LIQUIDITY AND CAPITAL RESOURCES:

Cash on hand at March 31, 2001 was $17.1 million, down $12.6 million from our year end balance of $29.7 million. This decrease in cash resulted primarily from our continuing capital expenditure program.

In 2001, we commenced on an aggressive capital expenditure program and budgeted approximately $86 million for drilling and development of our oil and gas programs and our GTL activities, primarily associated with our participation in Syntroleum's Sweetwater project in Australia. We have experienced a shortage of rig availability and other delays during the first quarter which, if indicative for the balance of the year, may reduce our overall spending during 2001. Additional funds are required to be raised during 2001, through debt or equity issues, if we are to carry out our aggressive capital program. We cannot assure you that we will be successful in raising the additional funds necessary to carry out our entire capital program. If we are unsuccessful in raising all the necessary funds, we will have to prioritize our activities, which, may result in delaying and potentially losing some valuable business opportunities.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties. Although the company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil, gas and electricity, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and the potential success of gas-to-liquids technology, the prices of goods and services, the availability of drilling rigs and other support services, legislative and/or California Public Utilities Commission decisions and government regulations.

                          PART II. - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS:  None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS: None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS: None

ITEM 5.     OTHER INFORMATION: None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

                  March 23, 2001, News Release - open teleconference to discuss annual results and status of international projects.

                  March 29, 2001, Materials for Annual General Meeting for 2001

                  May 7, 2001, News Release - announcing scheduling of high-profile California gas well in the San Joaquin Basin



SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:    /s/ John O'Keefe
       ----------------------
Name:  John O'Keefe
Title: Executive Vice-President and
          Chief Financial Officer

Dated: May 14, 2001