Form 10-Q
period 2001-06-30
IVANHOE ENERGY INC
filed 2001-08-14
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________

Commission file number 000-30586

IVANHOE ENERGY INC.
(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

9th Floor —Waterfront Centre
200 Burrard Street
Vancouver, British Columbia, Canada
V6C 3L6
(Address of principal executive office)

(604) 688-8323
(registrant’s telephone number, including area code)

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

Yes    [X]                No    [   ]

The number of shares of the registrant’s capital stock outstanding as of June 30, 2001 was 127,881,029 Common Shares, no par value.

Part I — Financial Information

Item 1 Financial Statements

IVANHOE ENERGY INC.
Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars)

	June 30, 2001	December 31, 2000

	(unaudited)	(audited)
Assets

Current Assets Cash	$5,442	$29,694

Accounts receivable	3,137	4,532

Other current assets	821	872

	9,400	35,098

Long term assets	198	242

Property, Plant and Equipment	87,348	64,460

	$96,946	$99,800

Liabilities and Shareholders’ Equity

Current Liabilities Accounts payable and accrued liabilities	$4,497	$2,951

Convertible debentures	1,000	1,000

	5,497	3,951

Provision for site restoration	60	11

Shareholders’ Equity Share capital, issued 127,881,000 common shares; December 31, 2000 126,874,000	101,618	98,211

Deficit	(10,229)	(2,373)

	91,389	95,838

	$96,946	$99,800

(see accompanying notes)

IVANHOE ENERGY INC.

Unaudited Condensed Consolidated Statements of Loss and Deficit
(stated in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenue

Petroleum revenue	$2,278	$—	$4,433	$—

Interest income	138	66	486	185

	2,416	66	4,919	185

Expenses

Operating costs	1,073	—	2,015	—

Project identification costs	2,065	1,015	3,452	1,698

General and administrative	805	1,214	1,389	2,490

Depletion and depreciation	436	7	919	22

Provision for impairment	5,000	—	5,000	—

	9,379	2,236	12,775	4,210

Net Loss	6,963	2,170	7,856	4,025

Deficit, beginning of period	3,266	9,657	2,373	7,802

Deficit, end of period	$10,229	$11,827	$10,229	$11,827

Net Loss per Share	$0.05	$0.02	$0.06	$0.03

Weighted Average Number of Shares (in thousands)	127,319	117,690	127,159	116,241

(see accompanying notes)

IVANHOE ENERGY INC.

Unaudited Condensed Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Operating Activities

Net loss	$(6,963)	$(2,170)	$(7,856)	$(4,025)

Items not requiring use of cash

Gain on sale of equipment	—	(15)	—	(15)

Depletion and depreciation	436	7	919	22

Provision for impairment	5,000		5,000

	(1,527)	(2,178)	(1,937)	(4,018)

Changes in non-cash working capital items	3,455	(439)	3,192	1,044

	1,928	(2,617)	1,255	(2,974)

Investing Activities

Capital expenditures	(13,627)	(8,272)	(25,779)	(13,086)

Recovery from Tura	—	476	—	766

Change in long term assets	—	—	44	2

	(13,627)	(7,796)	(25,735)	(12,318)

Financing Activities

Shares issued on private placements	—	(36)	—	14,014

Shares issued on exercise of warrants and options	41	8,229	228	8,300

	41	8,193	228	22,314

Increase (decrease) in cash for the period	(11,658)	(2,220)	(24,252)	7,022

Cash, beginning of period	17,100	11,879	29,694	2,637

Cash, end of period	$5,442	$9,659	$5,442	$9,659

Supplementary Information

Regarding Non-Cash Transactions

Investing Activities

Overriding Royalty Rights	$2,978	$—	$2,978	$917

Accounts Receivable	200	—	200	—

	$3,178	$—	$3,178	$917

Financing Activities

Share capital issued	$3,178	$—	$3,178	$917

Included in the above are the following:

Interest paid	$8	$28	$16	$59

Decrease (increase) in non-cash working capital items

Accounts Receivable	$(9)	$(440)	$1,595	$267
Other current assets	1,073	259	51	119
Accounts payable and accrued liabilities	2,391	(258)	1,546	658

	$3,455	$(439)	$3,192	$1,044

(see accompanying notes)

Notes to the Condensed Consolidated Financial Statements
June 30, 2001
(all amounts expressed in thousands of United States dollars)
(Unaudited)

1.	The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 consolidated financial statements. The December 31, 2000 Form 10-K should be read in conjunction herewith. The December 31, 2000 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in Canada and in the U.S. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as at June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three month and six month periods ended June 30, 2001 and 2000 have been included. The results of operations and cash flows are not necessarily indicative of the results for a full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosure in these condensed consolidated financial statements. Actual results may differ from those estimates.

2.	The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada which conform in all material respects to GAAP in the U.S. except:

•	The amount reported for property, plant and equipment and share capital, as at June 30, 2001 and December 31, 2000, would each be increased by $1,358 to reflect the ascribed value, under U.S. GAAP, placed on shares issued to acquire royalty rights. This adjustment has no impact on operations or cash flows presented.

•	Deficit and share capital, as presented at June 30, 2001 and December 31, 2000, would each be increased by $74,455 to reflect a transfer of deficit to share capital in 1999, which is not recognized under U.S. GAAP.

•	The weighted average number of shares outstanding for the three month and six month periods ended June 30, 2000 would be decreased to 109,394,000 and 106,850,000 respectively, to reflect the balance of shares held in escrow, during that period, in connection with the Company’s IPO in 1997. There is no material change in the earnings per share, under US GAAP, from that reported for the three month and six month periods ended June 30, 2000. The balance of shares held in escrow was released in June 2000.

3. Segmented information is as follows:

	Six Months Ended June 30, 2001

	United
	States	China	Total

Petroleum revenue	$2,517	$1,916	$4,433

Interest income	486	—	486

	3,003	1,916	4,919

Operating costs	1,013	1,002	2,015

Depletion and depreciation	851	68	919

Provision for impairment	5,000	—	5,000

	6,864	1,070	7,934

Segmented income (loss) before the following	$(3,861)	$846	(3,015)

Project identification costs			(3,452)

General and administrative			(1,389)

Net Loss			$(7,856)

Identifiable Assets

Oil & Gas	$56,128	$25,214	$81,343

Gas-to-liquids			15,603

			$96,946

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s consolidated financial statements contained herein and in the Form 10-K for the year ended December 31, 2000, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

Operations

Petroleum revenues for the three month and six month periods ended June 30, 2001 were $2.3 million and $4.4 million respectively. No petroleum revenue was recorded during the comparable periods in 2000. For the quarter ended June 30, 2001 the loss was $7.0 million ($0.05 per share) compared to a loss of $2.2 million ($0.02) for the second quarter of 2000. Our net loss for the six months ended June 30, 2001 amounted to $7.9 million ($0.06 per share), compared to a net loss of $4.0 million ($0.03 per share) during the same period of 2000. The loss for the three month and six month periods ended June 30, 2001 include a provision for impairment resulting from a comparison of depletable capitalized oil and gas costs, which include costs associated with drilling non-commercial wells, with the recoverable value of proved reserves for our US properties.

Production

In the U.S. we commenced production at South Midway Sunset and Spraberry during the latter half of 2000. In China during 2000 our projects were still in the evaluation stage and as a consequence all revenue earned was credited to our project costs. With the decision in 2001 to proceed to the overall development on both Chinese projects, all revenue earned on our pilot wells is now recorded as income, at Dagang effective January 1, 2001, and at Daqing, effective March 1, 2001.

Production and operating information for the three month and six month periods ended June 30, 2001 is detailed below. Operating costs, engineering support costs and depletion continue to be high due to the early development stage in all the properties. BOE represents barrels of oil equivalent.

	Six Months

	United States	China	Total	Three Months Total

Net Production:

BOE	97,100	76,341	173,441	91,221

BOE/day	536	422	958	1,002

	Per BOE

Petroleum revenue	$25.92	$25.09	$25.56	$24.97

Operating costs	6.85	9.62	8.06	8.00

Production taxes	1.39	—	0.78	1.04

Engineering support	2.19	3.51	2.77	2.72

	10.43	13.13	11.62	11.76

Net Revenue before depletion	15.49	11.97	13.94	13.21

Depletion	8.26	0.89	5.02	4.62

Net Revenue from operations	$7.23	$11.08	$8.92	$8.59

Provision for Impairment

We follow the full cost method of accounting for oil and gas operations whereby all exploration and development expenditures are capitalized on a country-by-country cost center basis.

In our US cost center, Spraberry and South Midway Sunset are the only projects where we presently have proved reserves. Both projects commenced in late 2000 and with the passage of time we continue to learn additional information as to the reservoirs and their production capabilities.

South Midway Sunset continues to perform as anticipated and we are optimistic that through the application of cyclic steam injection technology we will add substantial recoverable reserves, which we currently have classified as probable.

At Spraberry, since the beginning of the year, the developed wells have been producing at rates lower than was originally anticipated. It is estimated that these lower production levels, when factored over the life of the Spraberry project, will result in lower estimated reserves. Production netbacks are also very sensitive to both commodity prices and operating costs. The decline in proved reserves and natural gas prices during the second quarter of 2001 has reduced the estimated value of the recoverable reserves.

Both projects continue to provide positive returns. However, the estimated recoverable value of our proved reserves, at current unescalated prices, will not recover the costs associated with our evaluated prospects in our US cost center. As a consequence, we have recorded a $5 million impairment provision during the second quarter, which is primarily attributable to the costs associated with our unsuccessful exploration wells drilled in the US in 2000 and 2001. This includes non-commercial test results for wells drilled at Magic Mountain, Belgian Anticline and Oro Fino, in California, and our Flaugher #1 well, in Eastern Kentucky.

Project Identification Costs

We incurred $3.5 million pursuing and investigating new projects during the first six months of 2001, an increase of $1.8 million over the same period in 2000. Expenditures increased during the latter half of 2000 and are continuing in to 2001 with our increased activity in China and investigation of new opportunities in the US and internationally, and the search for potential gas-to-liquids (“GTL”) project sites.

General and Administrative Costs

General and administrative costs during the six months ended June 30, 2001 amounted to $1.4 million down $1.1 million from the $2.5 million incurred during the same period in 2000. In 2000, substantial legal costs were incurred associated with preparation for litigation on our Russian properties dispute. This dispute was satisfactorily resolved in August 2000.

Exploration and Development Activities

Exploration and development spending during the six month period ended June 30, 2001 was $25.8 million, an increase of $12.7 million over the $13.1 million spent during the first half of 2000. Of our expenditures for the six month period ended June 30, 2001, $20.1 million was expended in the US, $3.7 million in China and $2.0 million for GTL.

This expended amount in the US includes our continuing development of our Spraberry and South Midway Sunset fields, preparation and evaluation for our announced well at North West Lost Hills, costs associated with our gas plays in East Texas, and Kentucky, and exploration drilling. Drilling in the US included 15 successful development wells and 6 exploration wells. Of the six exploration wells, two are potential gas discoveries and are currently being tested, the remaining four were tested non-commercial and abandoned.

In China our final pilot test well at Dagang was completed during early 2001 and preparation of our development plan has commenced. Late in the first quarter we entered into agreements with Petro-China to begin evaluating a major natural gas project in China’s, southwest, Sichuan Province, for the purposes of entering into production sharing contracts. Evaluation on three exploration and development blocks, covering more than 2.2 million acres, commenced during the second quarter.

Gas-to-Liquids

Approximately $2.0 million was expended during the first six months of 2001 finalizing feasibility studies and plans for two large GTL projects, which are currently under negotiation.

Liquidity and Capital Resources:

In 2001, we commenced an aggressive capital expenditure program. For the six months ended June 30, 2001 we expended $24 million for property acquisition, drilling and development of our oil and gas programs and $1.8 million for GTL activities. During 2001, we have been successful in acquiring the rights to significant exploration acreage in the US, continued our development of our properties at Spraberry, South Midway Sunset and in China, and identified and commenced negotiations on two major GTL projects. Additional funding required during 2001, to continue our capital program, is scheduled to be raised through a combination of financing and joint venture partner participation. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to carry out our entire program. If we are unsuccessful, we will have to prioritize our activities, which may result in delaying and potentially losing some valuable business opportunities.

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

Part II. —Other Information

Item 1.       Legal Proceedings: None

Item 2.       Changes in Securities and Use of Proceeds: None

Item 3.       Defaults Upon Senior Securities: None

Item 4.       Submission of Matters To a Vote of Securityholders: None

Item 5.       Other Information: None

Item 6.       Exhibits and Reports on Form 8-K:

May 7, 2001, News Release — announcing scheduling of high-profile California gas well in the San Joaquin Basin.

June 25, 2001 — update on exploration and production initiatives in the San Joaquin Basin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By: -s- John O’Keefe Name: John O’Keefe Title: Executive Vice-President and Chief Financial Officer

Dated:  August 13, 2001