Form 10-Q
period 2001-09-30
IVANHOE ENERGY INC
filed 2001-11-14
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________

Commission file number 000-30586

IVANHOE ENERGY INC.
(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

Suite 654 – World Trade Centre
999 Canada Place
Vancouver, British Columbia, Canada
V6C 3E1
(Address of principal executive office)

(604) 688-8323
(Registrant’s telephone number, including area code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
Former address: 9th Floor, 200 Burrard Street, Vancouver, British Columbia, Canada, V6C 3L6; no other changes.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]                No    [    ]

The number of shares of the registrant’s capital stock outstanding as of September 30, 2001 was 128,006,154 Common Shares, no par value.

Part I — Financial Information

Item 1   Financial Statements

IVANHOE ENERGY INC.
Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars)

	September 30, 2001	December 31, 2000

	(unaudited)	(audited)
Assets

Current Assets

Cash	$1,315	$29,694

Accounts receivable	2,418	4,532

Other current assets	719	872

	4,452	35,098

Property, Plant and Equipment	85,575	64,702

	$90,027	$99,800

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$6,116	$2,951

Demand loan from related party	1,000	—

Convertible debentures	1,000	1,000

	8,116	3,951

Provision for site restoration	95	11

Shareholders’ Equity Share capital, issued 128,006,000 common shares; December 31, 2000 126,874,000	101,715	98,211

Deficit	(19,899)	(2,373)

	81,816	95,838

	$90,027	$99,800

(see accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Loss and Deficit
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenue

Petroleum revenue	$2,708	$145	$7,141	$145

Interest income	26	289	512	474

Gain on Russia projects	—	12,220	—	12,235

	2,734	12,654	7,653	12,854

Expenses

Operating costs	1,198	267	3,213	267

Project identification costs	929	545	4,381	2,243

General and administrative	507	868	1,896	3,374

Depletion and depreciation	770	31	1,689	52

Provision for impairment	9,000	—	14,000	—

	12,404	1,711	25,179	5,936

Net Income (Loss)	(9,670)	10,943	(17,526)	6,918

Deficit, beginning of period	(10,229)	(11,826)	(2,373)	(7,801)

Deficit, end of period	$(19,899)	$(883)	$(19,899)	$(883)

Net Income (Loss) per Share

Basic	$(0.08)	$0.09	$(0.14)	$0.06

Diluted		$0.09		$0.06

Weighted Average Number of Shares (in thousands)

Basic	127,981	120,656	127,436	117,723

Diluted		129,033		125,464

(see accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Operating Activities

Net income (loss)	$(9,670)	$10,943	$(17,526)	$6,918

Items not requiring use of cash

Gain on Russian projects	—	(12,220)	—	(12,235)
Depletion and depreciation	770	31	1,689	52

Provision for impairment	9,000	—	14,000	—

	100	(1,246)	(1,837)	(5,265)

Changes in non-cash working capital items	2,441	(2,902)	5,633	(1,857)

	2,541	(4,148)	3,796	(7,122)

Investing Activities

Capital expenditures	(7,766)	(6,503)	(33,502)	(19,588)

Recovery from Russia projects	—	29,219	—	29,985

	(7,766)	22,716	(33,502)	10,397

Financing Activities
Shares issued on exercise of warrants and options	98	99	327	8,400

Shares issued on private placements	—	—	—	14,014

Proceeds from demand loan	1,000	—	1,000	—

	1,098	99	1,327	22,414

Increase (decrease) in cash for the period	(4,127)	18,667	(28,379)	25,689

Cash, beginning of period	5,442	9,659	29,694	2,637

Cash, end of period	$1,315	$28,326	$1,315	$28,326

Supplementary Information Regarding Non-Cash Transactions

Investing Activities

Overriding Royalty Rights	$—	$917	$2,978	$917

Accounts Receivable	—	—	200	—

	$—	$917	$3,178	$917

Financing Activities

Share capital issued	$—	$—	$3,178	$917

Included in the above are the following:

Interest paid	$27	$31	$84	$90

Decrease (increase) in non-cash working capital items

Accounts receivable	$719	$(2,156)	$2,314	$(1,889)

Other current assets	102	(200)	153	(81)

Accounts payable and accrued liabilities	1,619	(546)	3,165	113

	$2,441	$(2,902)	$5,633	$(1,857)

(see accompanying notes)

Notes to the Condensed Consolidated Financial Statements
June 30, 2001
(all amounts expressed in United States dollars)
(Unaudited)

1.	The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2000 consolidated financial statements. The December 31, 2000 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in Canada and in the U.S. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as at September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2001 and 2000 have been included. The results of operations and cash flows are not necessarily indicative of the results for a full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosure in these condensed consolidated financial statements. Actual results may differ from those estimates.

2.	The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada which conform in all material respects to GAAP in the U.S. except:

•	The amount reported for property, plant and equipment and share capital, as at September 30, 2001 and December 31, 2000, would each be increased by $1.4 million to reflect the ascribed value, under U.S. GAAP, placed on shares issued to acquire royalty rights. This adjustment has no impact on operations or cash flows presented.

•	Deficit and share capital, as presented at September 30, 2001 and December 31, 2000, would each be increased by $74.5 million to reflect a transfer of deficit to share capital in 1999, which is not recognized under U.S. GAAP.

•	The weighted average number of shares outstanding for the nine months ended September 30, 2000 would be decreased to 111,540,000 to reflect the balance of shares held in escrow, during that period, in connection with the Company’s IPO in 1997. There is no material change in the earnings per share, under U.S. GAAP, from that reported for the nine months ended September 30, 2000. The balance of shares held in escrow was released in June 2000.

3.	Segmented information is as follows:

	Nine Months Ended September 30, 2001

	United
	States	China	Total

Petroleum revenue	$4,004	$3,137	$7,141

Interest income	512	—	512

	4,516	3,137	7,653

Operating costs	1,522	1,691	3,213

Depletion and depreciation	1,579	110	1,689

Provision for impairment	14,000	—	14,000

	17,101	1,801	18,902

Segmented income (loss) before the following	$(12,585)	$1,336	(11,249)

Project identification costs			(4,381)

General and administrative			(1,896)

Net Loss			$(17,526)

Identifiable Assets
Oil & Gas	$47,898	$25,443	$73,341

Gas-to-liquids			16,686

			$90,027

4.	Subsequent Event.

Subsequent to the end of the third quarter, the Company raised $18 million through the issue of 11.3 million Special Warrants, exchangeable into 11.3 million common shares.

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

Operations

Petroleum revenues for the three and nine month periods ended September 30, 2001 were $2.7 million and $7.1 million respectively. Production and revenue commenced in the United States in the third quarter of 2000. For the quarter ended September 30, 2001 the loss was $9.7 million ($0.08 per share) compared to a profit of $10.9 million ($0.09 per share) for the third quarter of 2000. Our net loss for the nine months ended September 30, 2001 amounted to $17.5 million ($0.14 per share), compared to a net income of $6.9 million ($0.06 per share) during the same period of 2000. The loss for the nine month period ended September 30, 2001 includes a provision for impairment of our U.S. properties, resulting from a comparison of depletable capitalized oil and gas costs, which include costs associated with drilling non-commercial wells, with the recoverable value of proved reserves. The net income for the three month and nine month periods ended September 30, 2000 includes a $12.2 million gain recognized on settlement of our Russian projects.

Production

Production and operating information for the three and nine month periods ended September 30, 2001 is detailed below. While unit operating costs, engineering support costs and depletion continue to improve, they remain high due to the early development stage in all the properties. The three and nine month periods presented include a favourable adjustment to production taxes at South Midway. BOE represents barrels of oil equivalent.

In the U.S. we commenced production at South Midway and Spraberry during the third quarter of 2000. In China during 2000 our projects were still in the evaluation stage and all revenue earned was credited to our project costs. With the decision in 2001 to proceed to the overall development on both Chinese projects, all revenue earned on our pilot wells is now recorded as income, at Dagang effective January 1, 2001, and at Daqing, effective March 1, 2001.

	Nine Months

	United States	China	Total	Three Months Total

Net Production:

BOE	163,567	123,634	287,201	113,760

BOE/day	599	453	1,052	1,237

		Per BOE

Petroleum revenue	$24.48	$25.37	$24.87	$23.81

Operating costs	6.56	9.78	7.95	7.76

Production taxes	0.80	—	0.46	(0.04)

Engineering support	1.95	3.90	2.79	2.81

	9.31	13.68	11.20	10.53

Net Revenue before depletion	15.17	11.69	13.67	13.28

Depletion	8.65	0.89	5.31	5.75

Net Revenue from operations	$6.52	$10.80	$8.36	$7.53

Provision for Impairment

The results for the nine months ended September 30, 2001, includes a provision for impairment, on the carrying value of our U.S. properties.

We follow the full cost method of accounting for oil and gas operations whereby all exploration and development expenditures are capitalized on a country-by-country basis. As required by GAAP, on a country-by-country basis, the accumulated capitalized costs, for evaluated projects, are compared to the recoverable value of the proved reserves, using current unescalated product prices. This “ceiling test” is applied quarterly and any resulting impairment charged to earnings.

World oil prices declined sharply at the end of the third quarter. At our two U.S. producing properties, the price realization reduced approximately 25%. Application of the ceiling test at September 30, 2001, resulted in an impairment of $9.0 million. During the second quarter, upon application of the ceiling test, a $5 million impairment provision was recorded, primarily due to capitalized costs associated with unsuccessful exploration wells drilled in 2000 and 2001. This included non-commercial test results for wells drilled at Magic Mountain, Belgian Anticline and Oro Fino, in California, and our Flaugher #1 well, in Eastern Kentucky.

A ceiling test was also applied to costs capitalized in China and no impairment provision was necessary.

Project Identification Costs

We incurred $4.4 million pursuing new projects during the first nine months of 2001, an increase of $2.2 million over the same period in 2000. Expenditures increased during the latter half of 2000 and are continuing in to 2001 with our increased activity in China, and developments of potential gas-to-liquids (“GTL”) opportunities.

General and Administrative Costs

General and administrative costs during the nine months ended September 30, 2001 amounted to $1.9 million down $1.5 million from the $3.4 million incurred during the same period in 2000. In 2000, substantial legal costs were incurred in support of our Russian settlement.

Exploration and Development Activities

Exploration and development spending during the nine month period ended September 30, 2001 was $33.5 million, an increase of $13.9 million over the $19.6 million spent during the first nine months of 2000. The components included $25.7 million in the US, $4.9 million in China and $2.9 million for GTL.

The U.S. expenditures include our continuing development of our Spraberry and South Midway fields, costs associated with lease acquisitions and evaluation of our gas plays in East Texas and Kentucky, and exploration drilling. Drilling in the U.S., in 2001, included 24 successful development wells and 6 exploration wells. At September 30, 2001 and currently, we have 30 producing wells at Spraberry and 29 producing wells at South Midway. Of the six exploration wells, two are potential gas discoveries and are currently being tested; the remaining four were tested non-commercial and abandoned. Our North West Lost Hills well, which spud during the third quarter, is currently drilling at a depth of about 14,000 feet and is proceeding on schedule and within budget to reach a planned depth of 20,000 feet during the first quarter of 2002.

In October we commenced a cyclic steam injection program at the South Midway field, initially covering four wells and expanding to the remaining 25 wells in early 2002. Steam injection, which is a common practice in the area, reduces the viscosity of the oil and results in an increase in daily production and enhanced recovery of the oil-in-place.

In China our final pilot test well at Dagang was completed during early 2001 and preparation of our development plan has commenced. Late in the first quarter we entered into agreements with Petro-China to begin evaluating a major natural gas project in China’s Sichuan Province, for the purposes of entering into production sharing contracts. Evaluation of three blocks, covering more than 2.2 million acres, commenced during the second quarter.

Gas-to-Liquids

Approximately $2.9 million was expended during the first nine months of 2001 finalizing feasibility studies and plans for two large GTL projects in the Middle East, which are currently under negotiation.

Liquidity and Capital Resources:

In 2001, we commenced an aggressive capital expenditure program. For the nine months ended September 30, 2001 we expended $30 million for property acquisition, and development of our oil and gas programs and $3 million for GTL activities. During 2001, we have been successful in acquiring the rights to significant exploration acreage in the U.S., continued our development of our properties at Spraberry, South Midway and in China, and commenced negotiations on two major GTL projects.

We have been successful in securing a 50% joint venture partner for our Bossier gas prospect in East Texas. Under the terms of our joint venture agreement our partner will be responsible to fund the drilling of the initial wells until such time as they match our existing $10 million investment. In addition, we have recently announced the closing of an $18 million private placement to advance our deep-gas drilling program in California and for other general corporate purposes.

Additional funding will be required to complete our capital program. We expect to raise these funds through a combination of further financing and joint venture partner participation. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to complete our program. If we are unsuccessful, we will have to prioritize our activities, which may result in delaying and potentially losing some valuable business opportunities.

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

Part II. — Other Information

Item 1.    Legal Proceedings: None

Item 2.    Changes in Securities and Use of Proceeds: None

Item 3.    Defaults Upon Senior Securities: None

Item 4.    Submission of Matters To a Vote of Securityholders: None

Item 5.    Other Information: None

Item 6.    Exhibits and Reports on Form 8-K:

August 28, 2001, News Release — announcing Ivanhoe’s participation in deep gas well in California

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By: /s/ John O’Keefe
Name: John O’Keefe
Title: Executive Vice-President and
          Chief Financial Officer

Dated: November 13, 2001