Form 10-Q
period 2002-03-31
IVANHOE ENERGY INC
filed 2002-05-08
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission file number 000-30586

IVANHOE ENERGY INC.

(Exact name of registrant as specified in its charter)

Yukon, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 654 – 999 Canada Place

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

Yes     ☒               No     ☐

The number of shares of the registrant’s capital stock outstanding as of March 31, 2002 was 139,517,708 Common Shares, no par value.

Part I — Financial Information

Item 1.     Financial Statements

IVANHOE ENERGY INC.

Consolidated Condensed Balance Sheets
(stated in thousands of U.S. Dollars)

	March 31, 2002	December 31, 2001

	(unaudited)	(audited)
Assets
Current Assets Cash	$3,403	$9,697
Accounts receivable	2,867	1,938
Other	369	375

	6,639	12,010

Long Term Assets	509	397
Oil and gas properties, equipment and GTL investments	95,025	91,596

	$102,173	$104,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$5,186	$5,974
Convertible debenture	1,000	1,000

	6,186	6,974

Provision for site restoration	155	132

Shareholders’ Equity
Share capital, issued 139,518,000 common shares; December 31, 2001 139,267,000	120,848	120,392
Deficit	(25,016)	(23,495)

	95,832	96,897

	$102,173	$104,003

(see accompanying notes)

IVANHOE ENERGY INC.

Unaudited Consolidated Condensed Statements of Loss and Deficit
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars except per share data)

	2002	2001

Revenue
Petroleum and natural gas revenue	$1,663	$2,155
Interest income	29	348

	1,692	2,503

Expenses
Operating costs	856	942
General and administrative (including Project Identification)	1,587	1,971
Depletion and depreciation	770	483

	3,213	3,396

Net loss	1,521	893
Deficit, beginning of period	23,495	2,373

Deficit, end of period	$25,016	$3,266

Net Loss per share	$0.01	$0.01

Weighted Average Number of Shares (in thousands)	139,458	126,998

(see accompanying notes)

IVANHOE ENERGY INC.

Unaudited Consolidated Condensed Statements of Cash Flow
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars)

	2002	2001

Operating Activities
Net (loss)	$(1,521)	$(893)
Items not requiring use of cash
Depletion and depreciation	770	483

	(751)	(410)
Changes in non-cash working capital items	(124)	(262)

	(875)	(672)

Investing Activities
Capital spending	(6,688)	(12,109)
Proceeds from sale of Daqing project	1,200	—

	(5,488)	(12,109)

Financing Activities
Shares issued on exercise of options	69	187

	69	187

(Decrease) in cash for the period	(6,294)	(12,594)
Cash, beginning of period	9,697	29,694

Cash, end of period	$3,403	$17,100

Included in the above are the following:
Interest paid	$18	$31

Decrease (increase) in non-cash working capital items
Accounts receivable	$271	$1,605
Other current assets	6	(1,022)
Accounts and note payable	(401)	(845)

	$(124)	$(262)

(see accompanying notes)

Notes to the Consolidated Condensed Financial Statements

March 31, 2002
(all tabular amounts are expressed in thousands of United States dollars except per share data)
(Unaudited)

1.	The unaudited consolidated condensed financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2001 consolidated financial statements and should be read in conjunction therewith. The December 31, 2001 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in Canada and in the U.S. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as at March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the quarters ended March 31, 2002 and 2001 have been included. The results of operations and cash flows are not necessarily indicative of the results for a full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosure in these condensed consolidated financial statements. Actual results may differ from those estimates.

2.	The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada which conform to GAAP in the U.S. except as detailed below:

Consolidated Condensed Balance Sheets

	As at March 31, 2002		As at December 31, 2001

	Oil and Gas	Shareholders’	Oil and Gas	Shareholders’
	Properties	Equity	Properties	Equity

As reported under Canadian GAAP	$95,025	$95,832	$91,596	$96,897
Adjustment to ascribed value of shares issued for royalty interests	1,358	1,358	1,358	1,358
Impairment provision for China properties	(10,000)	(10,000)	(10,000)	(10,000)
Depletion adjustment — China	20	20	—	—
GTL development costs written off	(5,772)	(5,772)	(5,142)	(5,142)

U.S. GAAP	$80,631	$81,438	$77,812	$83,113

Under U.S. GAAP, the transfer of deficit to share capital, which occurred during the year ended December 31, 1999, would not be recognized. As a result, shareholders’ equity under U.S. GAAP would comprise the following:

	March 31	December 31
	2002	2001

Share capital (including adjustments above)	$196,661	$196,205
Deficit (Including adjustments above)	(115,223)	(113,092)

	$81,438	$83,113

Consolidated Condensed Statements of Loss and Deficit

	Three Month Periods Ended March 31

	2002		2001

	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share

As reported under Canadian GAAP	$1,521	$0.01	$893	$0.01
Depletion adjustment — China	(20)	—	—	—
GTL development costs written off	630	0.01	1,033	0.01

U.S. GAAP	$2,131	$0.02	$1,926	$0.02

3.   Segmented information for the quarters ended March 31 is as follows:

	2002			2001

	U.S.	China	Total	U.S.	China	Total

Petroleum and natural gas revenue	$1,032	$631	$1,663	$1,261	$894	$2,155
Interest income	29	—	29	347	1	348

	1,061	631	1,692	1,608	895	2,503

Operating costs	530	326	856	489	453	942
Depletion and depreciation	458	312	770	442	41	483

	988	638	1,626	931	494	1,425

Segmented Income (loss) before the following	$73	$(7)	66	$677	$401	1,078

General and administrative (including Project Identification)			1,587			1,971

Net loss			$1,521			$893

	As at March 31, 2002			As at December 31, 2001

Identifiable Assets
Oil & Gas	$59,063	$25,251	$84,314	$61,750	$25,067	$86,817

Gas-to-liquids			17,859			17,186

			$102,173			$104,003

4.   Share Capital

Following is a summary of the changes in share capital and stock options outstanding for the three month period ended March 31, 2002:

	Common Shares		Stock Options

				Weighted Average
	Number		Number	Exercise Price
	(thousands)	Amount	(thousands)	Cdn.$

Balance December 31, 2001	139,267	$120,392	8,635	$2.66
Shares issued on exercise of options	50	69	(50)	2.21
Shares issued for service	201	387
Options granted			200	$3.25
Options cancelled/forfeited			(145)	3.40

Balance March 31, 2002	139,518	$120,848	8,640	$2.66

The company accounts for its stock-based compensation plans using the intrinsic-value method. Under this method, compensation costs are not recognized in the financial statements for share options granted to employees and directors when issued at market value.

Effective January 1, 2002, Canadian accounting standards require disclosure on a pro forma basis of the impact on net income of using the fair value method for stock options issued on or after January 1, 2002. If the fair-value method had been used, the effect on the Company’s 2002 net loss and net loss per share would have been immaterial based on the number of stock options granted in this period.

5.   Subsequent Event

Subsequent to March 31 2002, the Company raised $10.0 million through the issuance of 5 million Special Warrants, exchangeable into 5 million common shares no later than four months from the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s consolidated financial statements contained herein and in the Form 10-K for the year ended December 31, 2001, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

Operations

Revenues for the quarter ended March 31, 2002 were $1.7 million. While production volumes increased in 2002, the decline in oil and gas prices was the prime contributor to the $0.5 million decrease from the revenues reported for the quarter ended March 31, 2001. For the quarter ended March 31, 2002 the net loss was $1.5 million ($0.01 per share) compared to a loss of $0.9 million ($0.01 per share) for the first quarter of 2001.

Production

In the U.S., net production increased approximately 22% primarily attributed to increased production at South Midway Sunset as a result of additional wells and our pilot steam program. This program undertaken late in 2001 on five wells has been so successful that utilizing steam injection will be a major component in future field development. Overall production on the five test wells tripled at peak and we believe that the cyclical steam program will ultimately double oil recovery. Facilities are currently under construction and on schedule to initiate full-scale steaming shortly.

In China, primarily at Dagang, net production from our pilot wells increased 7% due to our regaining an additional 20% interest in the field in mid 2001 from Nippon Oil.

Operating costs continue to improve as the projects mature. Depletion cost per barrel in the U.S. has decreased due to the impairment write-offs recorded in 2001. The decline has been somewhat mitigated by the loss in proved undeveloped reserves at our Spraberry project in Texas due to a cut back in our activities. For each of the quarters presented in 2001 future development costs for China were inadvertently excluded from the depletion calculation. Depletion for the first quarter of 2002 of $8.43 has increased $1.64 per barrel, compared to 2001, primarily as a result of anticipated increases in Dagang future development costs.

Production and operating information for the first quarter of 2002 and 2001 are detailed below:

	2002			2001

	U.S.	China	Total	U.S.	China	Total

Net Production:
BOE	57,621	36,958	94,579	47,056	34,840	81,896
BOE/day during period	640	411	1,051	523	387	910

	Per BOE			Per BOE

Petroleum and natural gas revenue	$17.92	$17.08	$17.59	$26.80	$25.66	$26.31

Operating costs	5.95	4.85	5.52	7.29	9.36	8.17
Production taxes	0.68	—	0.41	0.85	—	0.49
Engineering support	2.57	3.98	3.12	2.25	3.65	2.85

	9.20	8.83	9.05	10.39	13.01	11.51

Net Revenue before depletion	8.72	8.25	8.54	16.41	12.65	14.80
Depletion	7.53	8.43	7.88	8.67	0.98	5.40

Net Revenue from operations	$1.19	$(0.18)	$0.66	$7.74	$11.67	$9.40

General and Administrative Costs

General and administrative costs include project identification costs, which are costs associated with pursuing and investigating new international projects and the cost of investment banking services. General and administrative costs for the first quarter of 2002 were $1.6 million, down $0.4 million from the same quarter in 2001, as a result of a reduction in new project identification activities.

Exploration and Development Activities

Spending on exploration and development activities during the first quarter of 2002 was $6.0 million, a decrease of $5.0 million over the $11.0 million spent during the same quarter in 2001. U.S. spending was down $4.2 million in the current quarter due to a reduction in the drilling program in Spraberry and the completion of our significant acreage acquisition program in the Bossier Trend at the end of 2001. This is partially offset by an increase in spending in California due to the drilling of our deep gas well, Northwest Lost Hills #1–22. Spending in China was down $0.8 million for the first quarter of 2002 as a result of the pilot test in Dagang being completed in February 2001.

In the Bossier Trend, we completed two wells in the Creslenn Ranch prospect during the current quarter which were funded by Unocal as part of a joint venture agreement. Both wells were drilled to a total depth of approximately 12,000 feet and encountered Bossier sands. Production tests on the Bossier reservoir in the second well are currently underway after which the first well will be evaluated. In addition to gas shows in the Bossier sand, shows were encountered in shallower secondary objectives in both wells and these are being evaluated for future tests. A third well drilled in the Lone Star prospect of the Bossier Trend, also funded by Unocal, commenced on March 25, 2002. The well is currently drilling toward a proposed total depth of 11,800 feet. We have a 50% working interest in East Texas.

The Northwest Lost Hills #1-22 well is drilling ahead towards a total depth of 20,000 feet. The estimated cost to drill and complete this well is $33 million. The higher cost versus the original estimate is primarily attributable to the additional cost of sidetracking the well and costs associated with a mechanical problem that occurred while setting casing. We have a 42% working interest in this well.

One well was drilled in the first quarter of 2002 in an area known as Apache Flats of the Spraberry field. This well has been completed and started producing oil. This brings our total producing wells in the Spraberry field to 31.

In the Dagang project we submitted for approval our Overall Development Program and expect approvals during the first half of 2002. The development program, as submitted, involves drilling 115 new wells and reworking approximately 29 of the 82 existing wells.

During the first quarter of 2002 we continued our assessment of the Zitong and Yudong blocks within the Sichuan Basin of China, under the joint feasibility studies entered into in 2001 with PetroChina.. These blocks, located in Sichuan Province approximately 930 miles southwest of Beijing, cover an area of approximately 2.2 million acres. We began negotiating a petroleum sharing agreement for Zitong in March 2002.

During the first quarter we sold our interest in the Daqing project for $2.4 million, retaining an overriding royalty on future production. Proceeds of $1.2 million were received in January, 2002 with the balance due on or before September, 2002.

Gas-to-Liquids Activities

Spending on GTL projects during the first quarter of 2002 was $0.6 million, a decrease of $0.4 million over the $1.0 million spent during the first quarter of 2001. This decrease is due to the completion of technical and commercial feasibility studies for both the Qatar and Egypt GTL projects.

Technical and financial due diligence findings have been presented to Qatar Petroleum and we are awaiting final approval of our proposal by the Ministry of Energy and Industry before commercial negotiations can commence. In Egypt, we are currently developing a proposal to be presented to the Ministry of Petroleum.

We have undertaken a commercialization study in Japan to investigate the optimum commercial structure for utilization of GTL and natural gas liquids products produced in our planned Qatar project. The study will include identifying the role that Japanese companies can play as purchasers of the products, and suppliers of equipment, materials, services and financing of the project.

Liquidity and Capital Resources:

Our 2002 capital expenditure budget is currently $45.0 million, of which $25.0 million is allocated to our exploration and development activities and an additional $20.0 million is allocated to furthering our GTL activities. Actual exploration and development expenditures in California and Texas will be contingent upon our continued drilling success at Northwest Lost Hills and Bossier as well as the approval of our Overall Development Plan in Dagang. Actual GTL expenditures will be contingent upon the successful outcome of our negotiations in Qatar and Egypt.

Subsequent to quarter end we raised $10.0 million through the issuance of Special Warrants. Additional funding will be required to complete our planned 2002 capital program through a combination of equity, debt and joint venture partner participation. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to complete our capital programs. If we are unsuccessful, we will have to prioritize our capital programs, which may result in delaying and potentially losing some valuable business opportunities.

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

     Item 5.     Other Information: None

     Item 6.     Exhibits and Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:  /s/ John O’Keefe
Name: John O’Keefe

Title:	Executive Vice-President and Chief Financial Officer

Dated: May 6, 2002