Form 10-Q
period 2003-03-31
IVANHOE ENERGY INC
filed 2003-05-09
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission file number 000-30586

IVANHOE ENERGY INC.

(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	98-0372413 (I.R.S. Employer Identification No.)

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

Yes ☑	No ☐

The number of shares of the registrant’s capital stock outstanding as of March 31, 2003 was 144,872,527 Common Shares, no par value.

Part I – Financial Information

Item 1.     Financial Statements

IVANHOE ENERGY INC.
Consolidated Condensed Balance Sheets
(stated in thousands of U.S. Dollars)

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$2,783	$3,980
Accounts receivable	2,634	2,519
Other	755	691

	6,172	7,190
Long term assets	484	462
Oil and gas properties, equipment and GTL investments, net	100,572	99,436

	$107,228	$107,088

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$5,116	$4,797
Demand loans payable	750	500
Convertible debenture	1,000	1,000

	6,866	6,297

Asset retirement obligation	405	243

Shareholders’ Equity
Share capital, issued 144,873,000 common shares; December 31, 2002 144,466,000	131,519	131,112
Deficit	(31,562)	(30,564)

	99,957	100,548

	$107,228	$107,088

IVANHOE ENERGY INC.
Unaudited Consolidated Condensed Statements of Loss and Deficit
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars except share and per share data)

	2003	2002

Revenue
Oil and gas revenue	$2,531	$1,663
Interest income	37	29

	2,568	1,692

Expenses
Operating costs	898	856
General and administrative	1,748	1,587
Depletion and depreciation	920	770

	3,566	3,213

Net Loss	998	1,521
Deficit, beginning of period	30,564	23,495

Deficit, end of period	$31,562	$25,016

Net Loss per share	$0.01	$0.01

Weighted Average Number of Shares (in thousands)	144,534	139,458

IVANHOE ENERGY INC.
Unaudited Consolidated Condensed Statements of Cash Flow
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars)

	2003	2002

Operating Activities
Net (loss)	$(998)	$(1,521)
Items not requiring use of cash
Depletion and depreciation	920	770
Changes in non-cash working capital items	547	(124)

	469	(875)

Investing Activities
Capital spending	(1,916)	(6,688)
Proceeds from sale of assets	—	1,200

	(1,916)	(5,488)

Financing Activities
Shares issued on exercise of options	—	69
Proceeds from demand loan	250	—

	250	69

Decrease in cash and cash equivalents, for the period	(1,197)	(6,294)
Cash and cash equivalents, beginning of period	3,980	9,697

Cash and cash equivalents, end of period	$2,783	$3,403

Included in the above are the following:
Taxes paid	$6	$—

Interest paid	$19	$18

Decrease (increase) in non-cash working capital items
Accounts receivable	$(115)	$271
Other current assets	(64)	6
Accounts payable and accrued liabilities	726	(401)

	$547	$(124)

Notes to the Consolidated Condensed Financial Statements
March 31, 2003
(all tabular amounts are expressed in thousands of United States dollars except per share data)
(Unaudited)

1.     GENERAL

The unaudited consolidated condensed financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2002 consolidated financial statements, except for a change in the policy of accounting for asset retirement obligations, and should be read in conjunction therewith. The December 31, 2002 consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in Canada and the U.S. All adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as at March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 have been included. The results of operations and cash flows are not necessarily indicative of the results for a full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosure in these condensed consolidated financial statements. Actual results may differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

Asset Retirement

Prior to January 2003, the Company had estimated its future site restoration and abandonment costs associated with its oil and gas properties and amortized this estimate to operations using the unit-of-production method based upon estimated proved reserves. The provision was included with depletion and depreciation expense.

For fiscal years beginning after January 1, 2004, Canadian GAAP requires that asset retirement costs and liabilities associated with site restoration and abandonment of tangible long-lived assets be initially measured at a fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements at the present value of expected future cash flows. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The Company has elected early implementation of this accounting policy. Accordingly, effective January 1, 2003, the Company changed its accounting policy to capitalize asset retirement costs as part of the carrying value of its oil and gas properties and adjusted the amount of its site restoration liability to the present value of the liability for the corresponding asset retirement obligation as of this date. The Company has adopted the policy without retroactive adjustment of prior years because implementation of this change had an immaterial effect on the Company’s financial position and results of operations in prior years or in the current period (See notes 3 and 9).

U.S. GAAP for asset retirement obligations conforms in all material respects to Canadian GAAP. Implementation for U.S. GAAP is required for fiscal years beginning after June 2002.

The asset retirement costs are being amortized using the unit of production method based on estimated proved reserves. The amortization expenses and accretion of the liability for the asset retirement obligation are included with depletion and depreciation expense.

3.     OIL AND GAS PROPERTIES

Effective January 2003, the Company capitalized $0.3 million as a result of implementation of a new accounting policy on asset retirement obligations. No additional asset retirement costs were incurred for the three-month period ended March 31, 2003.

4.     DERIVATIVE ACTIVITIES

The Company’s results of operations are sensitive mainly to fluctuations in oil and natural gas prices. The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows.

In September 2002, the Company entered into a costless collar derivative to hedge the cash flow from the sale of 91,000 barrels of oil production over a six-month period starting October 2002 or approximately 50% of production volumes. The hedge has a ceiling price of $28.95 per barrel and a floor price of $24.00 per barrel using WTI as the index traded on the NYMEX. Gains and losses on derivatives are recognized in earnings as they are realized. For the three-month period ended March 31, 2003, the Company had realized losses of $0.2 million on derivative transactions. The hedge losses are included in oil and gas revenue.

5.     SEGMENT INFORMATION

The following tables present the Company’s interim segment information for the three-month periods ended March 31:

		2003			2002

	U.S.	China	Total	U.S.	China	Total

Oil and gas revenue	$1,441	$1,090	$2,531	$1,032	$631	$1,663
Interest income	37	—	37	29	—	29

	1,478	1,090	2,568	1,061	631	1,692

Operating costs	503	395	898	530	326	856
Depletion and depreciation	565	355	920	458	312	770

	1,068	750	1,818	988	638	1,626

Segment income (loss) before the following	$410	$340	750	$73	$(7)	66

General and administrative			1,748			1,587

Net loss			$998			$1,521

	As at March 31, 2003			As at December 31, 2002

Capital Expenditures:
Oil and gas	$1,113	$593	$1,706	$13,305	$3,626	$16,931

Gas-to-liquids			210			1,897

			$1,916			$18,828

Identifiable Assets:
Oil & gas	$63,875	$25,814	$89,689	$64,448	$25,281	$89,729

Gas-to-liquids			17,539			17,359

			$107,228			$107,088

6.     SHARE CAPITAL

Following is a summary of the changes in share capital and stock options outstanding for the three-month period ended March 31, 2003:

	Common Shares		Stock Options

				Weighted
				Average
	Number		Number	Exercise Price
	(thousands)	Amount	(thousands)	Cdn.$

Balance December 31, 2002	144,466	$131,112	10,265	$2.69
Shares issued for service	407	407
Options cancelled/forfeited			(584)	$4.48

Balance March 31, 2003	144,873	$131,519	9,681	$2.58

Had compensation expense been determined based on the fair value at the option grant date, the Company’s net loss and net loss per share for the three-month period ended March 31, 2003 would have been $1.1 million and $.01 per share, respectively. The effect on the Company’s net loss and net loss per share for the comparable period in 2002 would have been immaterial based on the number of stock options granted in this period. The foregoing is calculated in accordance with Black-Scholes options pricing model, using the following data and assumptions: 72% price volatility, using the prior two years weekly average prices of the Company’s common shares; expected dividend yield of 0%; option terms to expiry of 5 years, as defined by the option agreements; risk-free rate of return as of the date of the grant of 4.4% to 5.6%, based on one and five year Government of Canada Bond yields.

7.     DEMAND LOANS PAYABLE

In December 2002 and in March 2003, the Company borrowed $0.5 million and $0.25 million, respectively, from a related party to finance China operations. The unsecured loans are due 90 days after written demand, on the closing date of obtaining equity financing or December 31, 2005 whichever occurs earliest. The loans bear interest at U.S. prime plus 3%.

8.     CONVERTIBLE DEBENTURE

The $1.0 million unsecured convertible debenture is due within 90 days following written demand after March 27, 2003. Principal and interest are convertible through this date, at lender’s option, into common shares of the Company at U.S.$0.77 per share. The parties have agreed by mutual consent to extend the debenture until December 27, 2003 at which time the principal and any unpaid interest are convertible at U.S. $0.50 per share.

9.     ASSET RETIREMENT OBLIGATION

Effective January 2003, the Company changed its policy on accounting for liabilities associated with site restoration and abandonment of its oil and gas properties. The undiscounted amount of expected cash flows required to settle the asset retirement obligations is estimated at $0.8 million to be settled over a twelve-year period starting in 2010. The liability for the expected cash flows, as reflected in the financial statements, has been discounted at 7%. Implementation of the policy resulted in an additional provision of $0.2 million.

10.     ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP

The consolidated condensed financial statements have been prepared in accordance with Canadian GAAP, which conforms to U.S. GAAP except as below:

Consolidated Condensed Balance Sheets

	As at March 31, 2003		As at December 31, 2002

	Oil and Gas	Shareholders'	Oil and Gas	Shareholders'
	Properties	Equity	Properties	Equity

Canadian GAAP	$100,572	$99,957	$99,436	$100,548
Adjustment to ascribed value of shares issued for royalty interests	1,358	1,358	1,358	1,358
Impairment provision for China properties	(10,000)	(10,000)	(10,000)	(10,000)
Depletion adjustment — China	101	101	78	78
GTL development costs written off	(6,813)	(6,813)	(6,603)	(6,603)
OCI — derivative mark-to-market adjustment	—	—	—	(102)

U.S. GAAP	$85,218	$84,603	$84,269	$85,279

Under U.S. GAAP, changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the period in which earnings are affected by changes in the cash flow of the underlying hedged item. The derivative contract expired on March 31, 2003. Therefore, the hedge liability provided for in the Canadian GAAP financial statements as at March 31, 2003 is $0.1 million and there is no mark-to-market adjustment for U.S. GAAP.

Under U.S. GAAP, the transfer of deficit to share capital, which occurred in 1999, would not be recognized and would comprise the following Shareholders’ Equity:

	March 31,	December 31,
	2003	2002

Share capital (including adjustments above)	$207,332	$206,925
Deficit (Including adjustments above)	(122,729)	(121,544)
Accumulated other comprehensive income	—	(102)

	$84,603	$85,279

Consolidated Condensed Statements of Loss and Deficit

	Three Month Periods Ended March 31

	2003		2002

	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share

Canadian GAAP	$998	$0.01	$1,521	$0.01
Depletion adjustment — China	(23)	—	(20)	—
GTL development costs written off, net	210	—	630	0.01

U.S. GAAP	$1,185	$0.01	$2,131	$0.02

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s consolidated financial statements contained herein and in the Form 10-K for the year ended December 31, 2002, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

Results of Operations

For the three-month period ended March 31, 2003, the net loss was $1.0 million ($.01 per share) compared to a net loss of $1.5 million ($.01 per share) for the comparable period in 2002. Cash from operating activities for the three-month period ended March 31, 2003 was $0.5 million compared to a cash deficit from operating activities of $0.9 million for the comparable period in 2002. Our cash position decreased $1.2 million for the three-month period ended March 31, 2003 primarily due to $1.9 million of capital spending partially offset by cash from operating activities and a $0.25 million loan from a related party. Cash for the comparable period in 2002 decreased $6.3 million primarily due to $6.7 million of capital spending and the cash deficit from operating activities partially offset by the $1.2 million proceeds from the sale of our Daqing assets in January 2002.

Production and Operations

Oil and gas revenues for the three-month period ended March 31,2003 were $2.5 million. This represents an increase of $0.9 million for the comparable period in 2002 primarily as a result of an average increase of $9.62 per barrel of oil equivalent (boe) in oil and gas prices.

For the three-month period ended March 31, 2003, net production from the U.S and China was down slightly compared to the same period in 2002. U.S. production volume increases from South Midway mostly offset the loss in production from Spraberry as a result of the sale of certain Spraberry interests in the second half of 2002.

Operating costs in the U.S. are up 4% per boe for the three-month period ended March 31, 2003 compared to the same period in 2002. Operating costs per boe in the South Midway increased as a result of additional costs associated with the full scale cyclic steaming program initiated in May 2002 and an increase in well workover costs. This decrease was partially offset by a decrease in operating costs per boe at Spraberry due to a maturing of those operations and continuing cost controls. U.S. depletion costs per boe increased 33% for the first quarter of 2003 primarily due to the partial impairment of Northwest Lost Hills and other California properties in the second half of 2002.

Operating costs per barrel in China increased 46% for the three-month period ended March 31, 2003 compared to the same period in 2002 as a result of increased workover costs on two wells in 2003. Depletion in China increased 14% for the first quarter of 2003 primarily due to a downward revision of our proved reserves at Dagang as a result of increased oil prices.

Production and operating information are detailed below:

	Three-Month Periods Ended March 31,

	2003			2002

	U.S.	China	Total	U.S.	China	Total

Net Production:
BOE	55,979	37,060	93,039	57,621	36,958	94,579
BOE/day for the year	622	412	1,034	640	411	1,051

	Per BOE			Per BOE

Oil and gas revenue	$25.74	$29.42	$27.21	$17.92	$17.08	$17.59

Operating costs	6.17	7.07	6.53	5.95	4.85	5.52
Production taxes	0.93	—	0.56	0.68	—	0.41
Engineering support	1.88	3.59	2.56	2.57	3.98	3.12

	8.98	10.66	9.65	9.20	8.83	9.05

Net Revenue before depletion	16.76	18.76	17.56	8.72	8.25	8.54
Depletion	10.09	9.58	9.88	7.53	8.43	7.88

Net Revenue from operations	$6.67	$9.18	$7.68	$1.19	$(0.18)	$0.66

General and Administrative

General and administrative costs declined by $0.3 million due to staff reductions and cost cutting measures implemented in 2002, however, such costs allocated to our exploration and development activities declined by $0.5 million primarily due to a reduction in those activities for the first quarter of 2003. As a result we expensed a net of $0.2 million more in general and administrative costs for the first three-month period ended March 31, 2003 compared to the same period in 2002.

Exploration and Development Activities

Spending on these activities for the three-month period ended March 31, 2003 was $1.7 million a decrease of $4.3 million over the amounts spent during the comparable period in 2002. U.S. spending was down $3.9 million in the first quarter of 2003, primarily due to the completion of our exploration drilling at Northwest Hills #1-22 and a cessation of our Spraberry drilling program. Spending in China was down $0.4 million for the first quarter of 2003 primarily due to reduced activities pending final approval of our Dagang Overall Development Program.

The South Midway expansion project is being financed with a line of credit established in February 2003 at which point project development began. Long lead-time items such as steam generation equipment have been ordered and construction of surface facilities began. Drilling of the first five wells, with two development wells in current producing zones and three wells in new pools, commenced in late April 2003. Drilling will be followed by cycle steaming each of the new wells. First production is expected during May 2003 and will continue to build through the end of June 2003 as wells are returned from cycle steam. Results and evaluation of the new pool and development well tests will dictate the future well locations that will optimize project economics. The second phase of permanent facility installation will commence in June 2003 and is expected to be completed in September 2003 at which point drilling the remaining fifteen planned wells will begin. By year-end 2003, it is anticipated that all twenty wells will be on production and in various stages of response to the initial cyclic steaming. Peak production for the project is expected to occur in the first quarter of 2004.

Northwest Lost Hills # 1-22 continues to be suspended while we seek a partner to share the costs of the testing program.

In the Bossier trend, we have a farm-out agreement in place to test the shallow zones at Creslenn Ranch. We are in advanced discussions to farm-out interests in our other Bossier prospects in return for an exploration drilling commitment.

In the Dagang project, we expect to receive final approval of our Overall Development Program in the second quarter 2003 at which time we will commence activities to implement our project development. At our Zitong project, we established our project office in Chengdu, the capital of Sichuan Province. As part of our obligations under the first three-year exploration period, we executed a contract with a local geophysical company and began seismic reprocessing activities, which will continue along with other geological reviews, through year-end 2003.

Gas-to-Liquids Activities

Spending on GTL projects for the three-month period ended March 31, 2003 was $0.2 million a decrease of $0.4 million over the amounts spent during the comparable period in 2002. This decrease is due to the completion of technical and commercial feasibility studies for both the Qatar and Egypt projects.

Negotiations in Qatar for an agreement to build a 185,000 barrels per day GTL plant and 121,000 barrels per day natural gas liquids (NGL) plant continue and are currently at an advanced and detailed stage. We cannot guarantee, however, that such an agreement will be realized.

Liquidity and Capital Resources:

Thus far in 2003 we have achieved progress towards key objectives to improve our liquidity and provide access to capital resources needed to further our short and medium term goals.

In February 2003, the Company obtained bank financing for up to $5.0 million to construct facilities and drill an estimated 20 additional wells in the southern expansion of South Midway. As at March 31, 2003 we had spent approximately $0.1 million on facilities development and had not drawn from the bank line of credit. At current oil prices in the mid $20/bbl, we anticipate net cash flow from U.S. operations to be flat to down slightly from 2002 until the fourth quarter of 2003 at which time we should start to realize higher cash flows from the production increases in South Midway.

In April 2003, we signed a new agreement with China International Trust & Investment Corporation (“CITIC”) that builds on the initial partnership formed between our two companies in October 2002. This new agreement will see CITIC assist in the financing and rapid development of Sunwing’s exploration and development projects in China. The immediate priority will be the potential for CITIC’s direct investment in the development program of the Dagang project. At current oil prices in the mid $20/bbl, we anticipate a 20% increase in net cash flows from the Dagang operations for the remainder of 2003 compared to the same period in 2002 due to higher volumes as a result of placing a reworked well on production in late 2002 and realizing higher oil prices into the second quarter of 2003 as delayed under operation of the contract with PetroChina.

Additionally, in April 2003 we agreed to an extension of the $1.0 million unsecured, convertible debenture to December 27, 2003 under the same terms. On this date the lender may request repayment of the principal and unpaid interest or convert the principal and any unpaid interest into our common shares at $0.50 per share.

We will continue to take the necessary measures to meet our goals and improve our liquidity including the sale of non-core assets, equity financings and loans from related parties. However, additional funding will be required to complete future capital programs through a combination of equity, debt and joint venture partner participation. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to complete our capital programs. If we are unsuccessful, we will have to prioritize our capital programs, which may result in delaying and potentially losing some valuable business opportunities.

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

None

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

Dated: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

Chief Financial Officer

By:	/s/ John O’Keefe

John O’Keefe

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Relating to a Periodic Report Containing Financial Statements

99.2	Certification by Chief Financial Officer Relating to a Periodic Report Containing Financial Statements