Form 10-Q
period 2004-03-31
IVANHOE ENERGY INC
filed 2004-05-10
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ________________ Commission file number 000-30586

IVANHOE ENERGY INC.

(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	98-0372413 (I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s capital stock outstanding as of March 31, 2004 was 168,739,911 Common Shares, no par value.

Part I — Financial Information

Item 1 Financial Statements

IVANHOE ENERGY INC.
Unaudited Consolidated Balance Sheets
(stated in thousands of U.S. Dollars except share amounts)

	March 31, 2004	December 31, 2003
		(restated
		Notes 2 and 7)
Assets
Current Assets
Cash and cash equivalents	$33,687	$14,491
Accounts receivable	3,632	2,720
Other	381	409

	37,700	17,620
Long term assets	1,566	998
Oil and gas properties, equipment and GTL investments, net	96,907	87,956

	$136,173	$106,574

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$4,212	$4,516
Advance payable	10,000	—
Note payable — current portion	250	167

	14,462	4,683

Long term debt	750	833

Asset retirement obligations	564	521

Shareholders’ Equity
Share capital, issued 168,739,911 common shares; December 31, 2003 161,359,339 common shares	181,989	161,075
Contributed surplus	754	516
Deficit	(62,346)	(61,054)

	120,397	100,537

	$136,173	$106,574

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Consolidated Statements of Loss and Deficit
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars except per share amounts)

	2004	2003
		(restated
		Notes 2 and 7)
Revenue
Oil and gas revenue	$3,292	$2,531
Interest income	40	37

	3,332	2,568

Expenses
Operating costs	1,275	898
General and administrative	1,903	1,858
Depletion and depreciation	1,446	920

	4,624	3,676

Net Loss	1,292	1,108

Deficit, beginning of period, as previously reported	60,267	30,564
Retroactive application of change in accounting policy for stock based compensation	787	311

Deficit, beginning of the period, as restated	61,054	30,875

Deficit, end of period	$62,346	$31,983

Net Loss per share — Basic and Diluted	$0.01	$0.01

Weighted Average Number of Shares (in thousands)	162,127	144,534

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Consolidated Statements of Cash Flow
Three Month Periods Ended March 31
(stated in thousands of U.S. Dollars)

	2004	2003
		(restated
		Notes 2 and 7)
Operating Activities
Net loss	$(1,292)	$(1,108)
Items not requiring use of cash
Depletion and depreciation	1,446	920
Stock based compensation	239	110
Changes in non-cash working capital items	(841)	547

	(448)	469

Investing Activities
Capital spending	(10,423)	(1,916)
Deposit on investment	(500)	—

	(10,923)	(1,916)

Financing Activities
Shares issued on private placements, net of share issue costs	20,428	—
Shares issued on exercise of options	139	—
Proceeds from notes and advances	10,000	250

	30,567	250

Increase (decrease) in cash and cash equivalents, for the period	19,196	(1,197)
Cash and cash equivalents, beginning of period	14,491	3,980

Cash and cash equivalents, end of period	$33,687	$2,783

Included in the above are the following:
Taxes paid	$3	$6

Interest paid	$14	$19

Changes in non-cash working capital items
Accounts receivable	$(912)	$(115)
Other current assets	28	(64)
Accounts payable and accrued liabilities	43	726

	$(841)	$547

(See accompanying notes)

Notes to the Consolidated Financial Statements
March 31, 2004
(all tabular amounts are expressed in thousands of U.S. dollars except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The Company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the U.S., except as outlined in Note 12. The unaudited consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2003 consolidated financial statements, except for a change in the policy of accounting for stock based compensation which has been implemented retroactively with a restatement of prior period financial statements, and should be read in conjunction therewith. The December 31, 2003 consolidated balance sheet, as restated, was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in Canada and the U.S. In the opinion of management, all adjustments (which included normal recurring adjustments) necessary for the fair presentation for the interim periods have been made. The results of operations and cash flows are not necessarily indicative of the results for a full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosures in these consolidated financial statements. Actual results may differ from those estimates.

2.	CHANGE IN ACCOUNTING POLICY

Prior to January 1, 2004, the Company accounted for options granted to employees and directors using the intrinsic-value of the options. Under this method, compensation costs were not recognized in the financial statements for share options granted at market value but rather disclosure was required, on a pro forma basis, of the impact on net income of using the fair value at the option grant date. The Company does, however, recognize compensation costs in its financial statements for options granted to non-employees after January 1, 2002 based on the fair value of the options at the date granted. The Company uses the Black-Scholes option pricing model for determining the fair value of options issued at grant date.

For fiscal years beginning on or after January 1, 2004, Canadian GAAP requires compensation costs to be recognized in the financial statements using the fair value based method of accounting for all stock options granted after January 1, 2002. Implementation of this change in accounting policy requires retroactive application with the option of restating financial statements of prior periods.

Accordingly, effective January 1, 2004, the Company changed its accounting policy, for Canadian GAAP purposes, to recognize compensation costs using the fair value based method of accounting for stock options granted to employees and directors after January 1, 2002. This change has been adopted retroactively and the Company has elected to restate the financial statements of prior periods (See Note 7).

3.	OIL AND GAS PROPERTIES

Oil and gas properties, equipment and gas-to-liquids (“GTL”) investments are net of accumulated depletion and depreciation of $11.9 million and $10.5 million as well as a provision for impairment of oil and gas properties of $34.0 million as at March 31, 2004 and December 31, 2003, respectively.

In January 2004, the Company signed farm-out and joint operating agreements with Richfirst Holdings Limited (“Richfirst”), a wholly-owned subsidiary of China International Trust & Investment Company to jointly develop the Dagang oil project. Richfirst will acquire a 40% working interest in the project following Chinese regulatory approvals and an up-front payment of $20.0 million. Richfirst advanced $10.0 million of the up-front payment (see Note 9) but as at March 31, 2004 final regulatory approvals had not been received.

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

4.	LONG TERM ASSETS

In January 2004, the Company signed a Stock Purchase and Shareholders’ Agreement with Ensyn Group Inc. (“Ensyn Group”) and its subsidiary, Ensyn Petroleum International Ltd. (“Ensyn”), pursuant to which the Company acquired a 10% equity interest in Ensyn and exclusive rights to use the proprietary Ensyn RTPTM Process in several key international markets. The Company will pay $2.0 million and grant Ensyn rights to acquire equity interests in the Company’s international oil development projects that use the Ensyn RTPTM Process. The purchase price for the 10% equity interest in Ensyn will be paid in four equal installments and completion of the acquisition is subject to the attainment of specific milestones: (1) upon signing the heads of agreement, (2) upon signing the Stock Purchase and Shareholders’ Agreement, (3) upon Ensyn delivering a commercial demonstration facility to California and (4) upon confirmation of the economic viability of the Ensyn RTPTM Process from the commercial demonstration facility. The first two milestone payments totaling $1.0 million are included in long-term assets (See Note 11).

5.	SEGMENT INFORMATION

The following tables present the Company’s interim segment information for the three-month periods ended March 31, 2004 and 2003 and identifiable assets as at March 31, 2004 and December 31, 2003:

	2004			2003
				(restated Notes 2 and 7)
	U.S.	China	Total	U.S.	China	Total
Oil and gas revenue	$1,793	$1,499	$3,292	$1,441	$1,090	$2,531
Interest income	40	—	40	37	—	37

	1,833	1,499	3,332	1,478	1,090	2,568

Operating costs	755	520	1,275	503	395	898
Depletion and depreciation	871	575	1,446	565	355	920

	1,626	1,095	2,721	1,068	750	1,818

Segment income before the following	$207	$404	611	$410	$340	750

General and administrative			1,903			1,858

Net loss			$1,292			$1,108

	U.S.	China	Total	U.S.	China	Total
Capital expenditures:
Oil and gas	$3,118	$6,875	$9,993	$1,113	$593	$1,706

Gas-to-liquids			430			210

			$10,423			$1,916

	As at March 31, 2004			As at December 31, 2003
Identifiable Assets:
Oil & gas	$82,517	$38,798	$121,315	$61,379	$30,766	$92,145

Gas-to-liquids			14,858			14,429

			$136,173			$106,574

6.	SHARE CAPITAL

Following is a summary of the changes in share capital and stock options outstanding for the three-month period ended March 31, 2004:

	Common Shares		Stock Options
				Weighted
				Average
				Exercise
	Number		Number	Price
	(thousands)	Amount	(thousands)	Cdn.$
	(restated Notes 2 and 7)
Balance December 31, 2003, as previously reported	161,359	$160,804	8,949	$2.64
Retroactive application of change in accounting policy for stock based compensation	—	271	—	—

Balance December 31, 2003, as restated	161,359	161,075	8,949	$2.64
Shares issued on private placements, net of share issue costs	7,173	20,428	—	—
Shares issued on exercise of options	50	139	(50)	$3.60
Shares issued for services	158	347	—	—

Balance March 31, 2004	168,740	$181,989	8,899	$2.64

During the three-month period ended March 31, 2004, the Company closed two special warrant financings to advance its international and North American oil and gas operations and for general corporate purposes. The financings consist of 7,172,414 special warrants at $2.90 per special warrant. Each special warrant entitles the holder to acquire one common share and one common-share purchase warrant at no additional cost. Two common-share purchase warrants are exercisable to purchase an additional common share at $3.00 at any time on or prior to the first anniversary date following the special warrant date of issue and at $3.20 thereafter until the second anniversary date of the special warrant date of issue. The net proceeds from the special warrant financings have been apportioned to the common shares. No amounts have been apportioned to the purchase warrants.

The following common-share purchase warrants are outstanding and exercisable as at March 31, 2004:

		First Anniversary		Second Anniversary
Remaining
Number of	Number of		Price per		Price per
Purchase	Common		Share		Share
Warrants	Shares	Date	(US$)	Date	(US$)
(thousands)
3,000	1,500	July 3, 2004	$1.00	July 3, 2005	$1.10
3,000	1,500	August 18, 2004	$1.00	August 18, 2005	$1.10
3,029	1,515	August 21, 2004	$1.70	August 21, 2005	$1.87
1,250	1,250	October 31, 2004	$4.00	October 31, 2005	$4.30
5,448	2,724	February 18, 2005	$3.00	February 18, 2006	$3.20
1,724	862	March 5, 2005	$3.00	March 5, 2006	$3.20

17,451	9,351

7.	STOCK BASED COMPENSATION

The Company accounts for all stock options granted using the fair value based method of accounting, which it adopted retroactively effective January 1, 2004 for stock options granted to employees and directors after January 1, 2002. Under this method, compensation costs are recognized in the financial statements over the options’ vesting period using an option- pricing model for determining the fair value of the options at the grant date.

The effect of the accounting change on the net loss for the three-month period ended March 31, 2004 and on the net loss for the three-month period ended March 31, 2003, as previously reported, was an increase of $0.2 million and $0.1 million, respectively. There is negligible effect on the net loss per share for either period. The deficit as at the beginning of the three month periods ended March 31, 2004 and 2003 has increased $0.8 million and $0.3 million, respectively, to reflect the retroactive adoption of the fair value based method of accounting for stock options granted to employees and directors after January 1, 2002. Additionally, 0.3 million options granted to employees and directors after January 1, 2002 were exercised during the third and fourth quarters of 2003 resulting in a $0.3 million increase in share capital as at December 31, 2003 with a corresponding reduction in contributed surplus.

The increases resulting from the foregoing change in accounting principle were calculated in accordance with the Black-Scholes option pricing model, using the following data and assumptions: 72% to 100% price volatility, using the prior two years weekly average prices of the Company’s common shares; expected dividend yield of 0%; option terms to expiry of 5 years, as defined by the option agreements; risk-free rate of return as of the date of the grant of 4.1% to 5.6%, based on five year Canada Bond yields.

8.	NOTES PAYABLE

In February 2003, the Company obtained a bank facility for up to $5.0 million to drill 30 new oil wells and upgrade surface transmission and steam injection facilities in the southern expansion of South Midway. Interest only is payable until July 15, 2004 at 0.25% above the bank’s prime rate or 2.75% over the London Inter-Bank Offered Rate (“LIBOR”), at the option of the Company. After July 15, 2004, the loan is repayable over three years plus interest at 0.50% above the bank’s prime rate or 3.0% over LIBOR, at the option of the Company. The loan is secured by all the Company’s rights and interests in the South Midway properties. The loan balance as at March 31, 2004 is $1.0 million with a three-month fixed LIBOR rate of 3.875%.

9.	ADVANCE PAYABLE

In March 2004, the Company received a $10.0 million advance as part of the $20.0 million up-front payment due from Richfirst for their farm-in to the Dagang oil project (See Note 3). The advance is repayable July 1, 2004 plus accrued and unpaid interest at 5% per annum. Richfirst, at its option, may elect to apply the advance against the $20.0 million up-front payment due to the Company. If such election is made by Richfirst prior to closing the farm-out agreement, which includes receiving Chinese regulatory approvals, the Company will not be required to repay the advance nor the accrued and unpaid interest on the advance and Richfirst would be entitled to 50% of its participating interest share of production from the Dagang oil project from the date of the advance.

10.	ASSET RETIREMENT OBLIGATION

The undiscounted amount of expected cash flows required to settle the Company’s asset retirement obligations is estimated at $1.0 million to be settled over a twelve-year period starting in 2010. The liability for the expected cash flows, as reflected in the financial statements, has been discounted at 5% to 7%.

11.	SUBSEQUENT EVENT

In April 2004, the Company signed an agreement with Ensyn Group and Ensyn pursuant to which the Company advanced to Ensyn $1.0 million until July 31, 2004 at which time the Company may elect to take an additional 5% equity interest in Ensyn or consider the advance as a loan to be repaid plus interest over a period commencing on July 31, 2005.

12.	ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms to U.S. GAAP except as below:

Consolidated Balance Sheets

As discussed under “Stock Based Compensation” in Note 7, the Company changed its accounting policy, for Canadian GAAP, to recognize compensation costs using the fair value based method of accounting for stock options granted to employees and directors after January 1, 2002. For US GAAP, the Company continues to apply APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and does not recognize compensation costs in its financial statements for stock options issued to employees and directors. Accordingly, for U.S. GAAP purposes, share capital would be reduced by $0.3 million as at March 31, 2004 and December 31, 2003 related to the employees’ and directors’ exercise of options in the third and fourth quarters of 2003; contributed surplus would be reduced by $0.7 million and $0.5 million as at March 31, 2004 and December 31, 2003, respectively, for stock options issued to employees and directors, but not yet exercised; and the deficits as at March 31, 2004 and December 31, 2003 would be reduced by $1.0 million and $0.8 million, respectively, for the amount of stock based compensation expense recognized for Canadian GAAP.

The application of U.S. GAAP has the following effect on oil and gas properties and shareholders’ equity:

	As at March 31, 2004		As at December 31, 2003
	Oil and Gas	Shareholders'	Oil and Gas	Shareholders'
	Properties	Equity	Properties	Equity
Canadian GAAP	$96,907	$120,397	$87,956	$100,537
Adjustment to ascribed value of shares issued for royalty interests	1,358	1,358	1,358	1,358
Impairment provision for China properties, net	(9,811)	(9,811)	(9,834)	(9,834)
GTL development costs written off	(4,504)	(4,504)	(4,074)	(4,074)
Adjustment for change in accounting for stock based compensation:
Share capital	—	(271)	—	(271)
Contributed surplus	—	(745)	—	(516)
Deficit	—	1,016	—	787

U.S. GAAP	$83,950	$107,440	$75,406	$87,987

Under U.S. GAAP, the transfer of deficit to share capital, which occurred in 1999, would not be recognized and shareholders’ equity would be presented as follows:

	March 31,	December 31,
	2004	2003
Share capital (including adjustments above)	$257,531	$236,617
Contributed surplus (non-employee stock based compensation)	9	—
Deficit (Including adjustments above)	(150,100)	(148,630)

	$107,440	$87,987

Consolidated Statements of Loss and Deficit

The application of U.S. GAAP has the following effect on net loss and net loss per share:

	Three-Month Periods Ended March 31,
	2004		2003
			(restated Notes 2 and 7)
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$1,292	$0.01	$1,108	$0.01
Stock based compensation expense	(229)	—	(110)	—
Depletion adjustment — China	(23)	—	(23)	—
GTL development costs written off, net	430	—	210	—

U.S. GAAP	$1,470	$0.01	$1,185	$0.01

Stock Based Compensation

Had compensation expense been determined based on the fair value of options issued to employees and directors at the stock option grant date, including those granted prior to January 1, 2002, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	Three-Month Periods
	Ended March 31,
	2004	2003
Net loss under U.S. GAAP	$1,470	$1,185
Stock-based compensation expense determined under the fair value based method for employee and director awards	494	398

Pro forma net loss under U.S. GAAP	$1,964	$1,583

Basic loss per common share under U.S. GAAP:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

Weighted Average Number of Shares under U.S. GAAP (in thousands)	162,127	144,534

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following should be read in conjunction with the Company’s consolidated financial statements contained herein and in the Form 10-K for the year ended December 31, 2003, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

Results of Operations

For the three-month period ended March 31, 2004, the net loss was $1.3 million ($0.01 per share) compared to a net loss of $1.1 million ($0.01 per share) for the same period in 2003. Cash from operating activities for the three-month period ended March 31, 2004 was a $0.4 million deficit compared to cash from operating activities of $0.5 million for the same period in 2003 due mainly to a higher usage of working capital in the first three months of 2004. Our cash position increased $19.2 million for the first three months of 2004 primarily due to net proceeds received from private placements of $20.4 million and a $10.0 million advance from Richfirst for the Dagang oil project development program. This is partially offset by $10.4 million of capital spending for the first three months of 2004 and $0.5 million for the second milestone payment for the acquisition of Ensyn. Our cash position decreased $1.2 million for the comparable period in 2003 primarily due to $1.9 million of capital spending partially offset by $0.5 million in cash from operating activities and a $0.25 million loan from a related party.

Production and Operations

Oil and gas revenues for the three-month period ended March 31, 2004 were $3.3 million. This represents an increase of $0.8 million from the comparable period in 2003. Revenues in China increased 37% or $0.4 million due mainly to a 36% increase in production as a result of initiating the development drilling program in Dagang at the end of 2003 and an increase in production from the Daqing project development program initiated in April 2003, in which we own a royalty interest. In February 2004, we placed one newly completed Dagang well on production at initial rates of 234 net bopd. Revenues from the U.S. operations increased 24% or $0.4 million due mainly to a $4.97/boe increase in oil and gas prices and a 4% increase in production due mainly to a start-up of operations in our Citrus and Sledge Hamar fields during the three-month period ended March 31, 2004. This increase in production is partially offset by a decrease in production from our Spraberry field as a result of a natural decline as the field matures.

Operating costs increased 28% or $1.82 per boe for the three-month period ended March 31, 2004 compared to the same period in 2003. Operating costs in China increased 4% or $0.31 per boe for the first three months of 2004 due mainly to the shut in of wells for workovers. Operating costs in the U.S. increased 49% or $3.01 per boe for the first three months of 2004 due mainly to an increase in costs incurred for the cyclic steam operations in the southern expansion of South Midway. To contain costs at South Midway we have scaled back on the number of steam generators in use and have modified the steaming operations such that we are able to steam two wells at once with the same steam generator.

Our depletion rate increased 31% or $3.11 per boe for the three-month period ended March 31, 2004 compared to the same period in 2003. The depletion rate in China increased 19% or

$1.85 per boe for the first three months of 2004 due mainly to anticipated increases in Dagang future development costs. The depletion rate in the U.S. increased 42% or $4.24 per boe for the first three months of 2004 due mainly to an increase in the carrying costs of our evaluated U.S. oil and gas assets during the fourth quarter of 2003 primarily in Northwest Lost Hills, East Texas and North South Forty.

Production and operating information are detailed below:

	Three-Month Periods Ended March 31,
	2004			2003
	U.S.	China	Total	U.S.	China	Total
Net Production:
BOE	58,366	50,362	108,728	55,979	37,060	93,039
BOE/day for the year	641	553	1,195	622	412	1,034

	Per BOE			Per BOE
Oil and gas revenue	$30.71	$29.76	$30.27	$25.74	$29.42	$27.21

Operating costs	9.18	7.38	8.35	6.17	7.07	6.53
Production taxes	1.18	—	0.63	0.93	—	0.56
Engineering support	2.57	2.94	2.74	1.88	3.59	2.56

	12.93	10.32	11.72	8.98	10.66	9.65

Net Revenue before depletion	17.78	19.44	18.55	16.76	18.76	17.56
Depletion	14.33	11.43	12.99	10.09	9.58	9.88

Net Revenue from operations	$3.45	$8.01	$5.56	$6.67	$9.18	$7.68

Exploration and Development Activities

Capital spending on exploration and development activities for the three-month period ended March 31, 2004 was $9.9 million, an increase of $8.2 million from the amount spent during the comparable period in 2003. This increase is mainly due to the initiation of our Dagang development drilling and Zitong seismic programs in China and the farm-in to the Knights Landing and LAK Ranch projects and completion of our first Citrus well in the U.S.

Capital spending at Dagang increased $3.8 million during the first three months of 2004 compared to the same period in 2003. We completed drilling of two development wells at the end of the first quarter of 2004 and had spud a third well. One of the completed wells was placed on production in February 2004 and the second well is being evaluated. We plan to drill an additional 15 wells over the balance of 2004. Over the next three years, we expect to drill 115 new wells and work over 28 existing wells.

During the first three months of 2004 we commenced the first phase of our 1,100-kilometer seismic acquisition program in the Zitong project, which increased our capital spending in the first quarter of 2004 by $2.5 million compared to the same period in 2003. After interpretation of the seismic we plan to drill one exploration well in late 2004.

We farmed-in to the Knights Landing gas project in northern California in February 2004 which resulted in a $1.5 million increase in our capital spending in the first three months of 2004 compared to the same period in 2003. We acquired a non-operated interest in four recent gas discovery wells in the contract area and agreed to fund the cost of a gas gathering, surface treatment facilities and meters to connect the four wells to an existing pipeline system. We hold a 50% working interest in the 14,000-acre project and expect to have the initial pipeline connections to the four gas wells completed, operational and producing by late April 2004. In early May 2004, the first 10-well drilling program is expected to commence with the drilling of three exploration wells and seven development wells. As a follow up to the initial drilling, we may commence a second drilling campaign of up to an additional 10 wells in the second half of 2004.

In January 2004, we farmed-in to the LAK Ranch field, a thermal recovery/horizontal well oil project in Weston County, Wyoming. We began initial preparations for pilot-phase operations, which resulted in a $0.5 million increase in our capital spending in the first three months of 2004 compared to the same period in 2003. During the pilot phase, we will have an initial 30% working interest. The plan is to steam and produce an existing horizontal well and drill five additional steam injection wells to provide continuous steam to the reservoir in order to increase production from the horizontal well. We also plan a high-resolution 3-D seismic data acquisition program as part of the pilot phase to further identify the limits of the field. Should we decide to enter the next two phases of the contract, our working interest will increase to a maximum of 60%.

We completed our first producing well, Citrus #1, in the first three months of 2004 resulting in a $0.8 million increase in our capital spending in the first three months of 2004 compared to the same period in 2003. Two additional wells are planned for the second quarter of 2004. The wells are expected to be drilled to a depth of approximately 8,700 feet and will test multiple producing zones in the offsetting area. If the initial three wells are successful, additional wells may be drilled on the 2,600-acre block in which we have an 83% working interest.

Capital spending in South Midway decreased $0.4 million during the first three months of 2004 compared to the same period in 2003 due mainly to the completion of our first phase of the southern expansion in the third quarter of 2003. We have 51 producing wells in South Midway, with a working interest of 100%. Our plan is to drill six development and two exploration wells in the second quarter of 2004, which will be funded by the remainder of our $5.0 million credit facility with Wells Fargo Bank.

Our capital spending program for the remainder of 2004 also includes additional Sledge Hamar and North South Forty wells in the San Joaquin Valley of California and Malakoff and Catfish Creek wells in East Texas as follows:

We have one producing discovery well, Sledge Hamar 1-7, with a working interest of 40%. The first of our six planned wells, the Sledge Hamar 2-7, will commence drilling in April 2004 and test the Stevens interval that produces in the 1-7 well. We plan to drill follow-up wells later in 2004 to define the extent and productivity of additional oil zones that were encountered, but not tested, in the discovery well.

We hold a 50% working interest in three prospects that have been defined within the North South Forty prospect as a result of an extensive 3-D seismic acquisition program conducted in 2000 on lands west of the Belridge oil field. Three exploration wells are planned for the summer of 2004. Two of the wells are planned to be drilled to a depth of 1,500 feet and one is planned to be drilled to a depth of 3,500 feet.

In East Texas, we plan to drill one well each in the Malakoff and Catfish Creek prospects under a farm-out agreement in which we have a 25% carried interest. The Malakoff well is planned to be drilled to a depth of 8,700 feet and the Catfish Creek well to a depth of 11,000 feet.

Gas-to-Liquids Activities

Spending on GTL projects for the three-month period ended March 31, 2004 was $0.4 million an increase of $0.2 million from the amounts spent during the comparable period in 2003.

In Egypt, we await the approval of our scope of work for a commercialization study and the completion of a heads of agreement authorizing the commercialization study and setting aside sufficient natural gas reserves for a 45,000-barrels per day GTL plant. The government of Egypt, and its agencies responsible for the development and monetization of its natural gas reserves, continue to review our proposals.

We have completed the initial phase of the commercialization study for the GTL plant in Bolivia. The results indicate that under the current tax regulations pertaining to the Bolivian hydrocarbon sector, a 90,000 barrel-per-day GTL plant could be commercial in the southern region of Bolivia. However, given the current political climate and the uncertainty surrounding the impact newly proposed tax regulations could have on the viability of a GTL plant, we, and our partners in the commercialization study, have elected not to proceed any further until all hydrocarbon legislation has been finalized.

Liquidity and Capital Resources

As at March 31, 2004, our cash position was $33.7 million as a result of closing two special warrant financings in the first quarter of 2004, which generated net proceeds of $20.4 million, and a $10.0 million advance from Richfirst towards their $20.0 million acquisition of a 40% working interest in the Dagang oil project. Following Chinese regulatory approval of the farm-out agreement, Richfirst will be required to pay the remaining $10.0 million. Additionally, we plan to draw down the $4.0 million balance of our $5.0 million credit facility with Wells Fargo Bank by July 15, 2004.

The budget for our capital program, for the remainder of 2004, is estimated to be $42 million. Our current cash position, expected cash flows, bank credit facility and funding from third-party agreements will enable us to achieve our 2004 capital program. We continue to pursue acquisitions of proven and probable reserves and technologies that enhance the recovery of oil and gas reserves as a means of supplementing our growth strategy. However, to complete the development of our fields and to execute our medium and long-term growth strategies we will require additional funding. We plan to seek such financing through a combination of equity, convertible debentures, debt, mezzanine financing and joint venture partner participation. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to complete our expansion and capital programs. If we are unsuccessful, we will have to prioritize such programs, which may result in delaying and potentially losing some valuable business opportunities.

Contractual Obligations

The table below summarizes the contractual obligations that are reflected in our Unaudited Consolidated Balance Sheet as at March 31, 2004 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	Total	2004	2005	2006	2007	After 2007
Purchase Agreements:	$—	$—	$—	$—	$—	$—
Consolidated Balance Sheets:
Note payable — current portion (Note 8)	167	167	—	—	—	—
Long term debt (Note 8)	833	—	333	333	167	—
Advance payable (Note 9)	10,000	10,000	—	—	—	—
Other Commitments:						—
Operating leases	1,198	399	442	306	51	—
Exploration commitment (a)	14,000	4,700	9,300	—	—	—

Total	$26,198	$15,266	$10,075	$639	$218	$—

(a)	This represents our estimate of the remaining expenditure commitment for the minimum work program during the first phase of Zitong. This is a total spending commitment and not a commitment per year. The amounts per year are based on our current estimate.

Off Balance Sheet Arrangements

As at March 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.

Outstanding Share Data

As of April 30, 2004, there were 169,289,911 common shares of the Company issued and outstanding, 17,451,826 share purchase warrants outstanding and exercisable to purchase 9,350,913 common shares and incentive stock options outstanding to purchase 8,348,664 common shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes since December 31, 2003.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended March 31, 2004 nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

Part II — Other Information

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities and Use of Proceeds:

During the three months ended March 31, 2004, we issued securities which were not registered under the Securities Act of 1933 (the “Act”) as follows:

•	in February 2004, we issued a total of 5,448,276 special warrants at a price of $2.90 per special warrant to Australian and Bahamian institutional investors in transactions exempt from registration under Rule 903 of the Act. Each special warrant was exercisable to acquire, for no additional considerations one common share and one share purchase warrant following the issuance of a receipt for a prospectus by applicable Canadian securities regulatory authorities, which occurred in March 2004; and

•	in March 2004, we issued 1,724,138 special warrants at a price of $2.90 per special warrant to a Bahamian institutional investor in a transaction exempt from registration under Rule 903 of the Act. Each special warrant was exercisable to acquire, for no additional considerations one common share and one share purchase warrant following the issuance of a receipt for a prospectus by applicable Canadian securities regulatory authorities, which occurred in March 2004.

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters To a Vote of Securityholders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION
10.1	Loan Agreement between Pan-China Resources Ltd. and Richfirst Holdings Limited dated March 1, 2004

10.2	Letter of Guarantee for Dagang Facility by Ivanhoe Energy Inc. for Loan Agreement between Pan-China Resources Ltd. and Richfirst Holdings Limited Pan dated March 1, 2004

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:	/s/ W. Gordon Lancaster Name: W. Gordon Lancaster Title: Chief Financial Officer

Dated: May 07, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Loan Agreement between Pan-China Resources Ltd. and Richfirst Holdings Limited dated March 1, 2004

10.2	Letter of Guarantee for Dagang Facility by Ivanhoe Energy Inc. for Loan Agreement between Pan-China Resources Ltd. and Richfirst Holdings Limited Pan dated March 1, 2004

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002