Form 10-Q
period 2004-09-30
IVANHOE ENERGY INC
filed 2004-11-08
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission file number 000-30586

IVANHOE ENERGY INC.

(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	98-0372413 (I.R.S. Employer Identification No.)

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

Yes     ☒                     No     ☐

The number of shares of the registrant’s capital stock outstanding as of September 30, 2004 was 169,604,911 Common Shares, no par value.

Part I — Financial Information

Item 1 Financial Statements

IVANHOE ENERGY INC.
Unaudited Consolidated Balance Sheets
(stated in thousands of U.S. Dollars except share amounts)

	September 30, 2004	December 31, 2003
		(restated
		Notes 2 and 7)
Assets
Current Assets
Cash and cash equivalents	$18,571	$14,491
Accounts receivable	4,923	2,720
Other	338	409

	23,832	17,620
Long term assets	4,222	998
Oil and gas properties, equipment and investments, net	102,821	87,956

	$130,875	$106,574

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$5,148	$4,516
Note payable — current portion	1,667	167

	6,815	4,683

Note payable	3,056	833

Asset retirement obligations	659	521

Commitments and contingencies

Shareholders’ Equity
Share capital, issued 169,604,911 common shares; December 31, 2003 161,359,339 common shares	183,528	161,075
Contributed surplus	1,412	516
Deficit	(64,595)	(61,054)

	120,345	100,537

	$130,875	$106,574

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Consolidated Statements of Loss and Deficit
(stated in thousands of U.S. Dollars except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(restated		(restated
		Notes 2 and 7)		Notes 2 and 7)
Revenue
Oil and gas revenue	$4,874	$2,405	$11,638	$7,269
Interest income	58	18	147	60

	4,932	2,423	11,785	7,329

Expenses
Operating costs	1,257	1,148	3,688	2,993
General and administrative	2,336	1,689	6,149	5,453
Depletion and depreciation	2,290	915	5,239	2,586
Write down of GTL investments	—	—	250	3,321

	5,883	3,752	15,326	14,353

Net Loss	951	1,329	3,541	7,024

Deficit, beginning of period, as previously reported	63,644	36,027	60,267	30,564
Retroactive application of change in accounting policy for stock based compensation	—	543	787	311

Deficit, beginning of the period, as restated	63,644	36,570	61,054	30,875

Deficit, end of period	$64,595	$37,899	$64,595	$37,899

Net Loss per share — Basic and Diluted	$0.01	$0.01	$0.02	$0.05

Weighted Average Number of Shares (in thousands)	169,534	151,088	166,935	146,940

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(restated		(restated
		Notes 2 and 7)		Notes 2 and 7)
Operating Activities
Net loss	$(951)	$(1,329)	$(3,541)	$(7,024)
Items not requiring use of cash
Depletion and depreciation	2,290	915	5,239	2,586
Write down of GTL investments	—	—	250	3,321
Stock based compensation	430	123	911	355
Changes in non-cash working capital items	(1,969)	(468)	(1,725)	1,182

	(200)	(759)	1,134	420

Investing Activities
Capital spending	(8,389)	(4,097)	(33,745)	(8,870)
Equity investment and other related costs	(653)	—	(3,153)	—
Proceeds from sale of assets	—	—	13,458	—
Changes in non-cash working capital items	(4,559)	(790)	572	(81)

	(13,601)	(4,887)	(22,868)	(8,951)

Financing Activities
Shares issued on private placements, net of share issue costs	—	11,603	20,428	11,603
Shares issued on exercise of options	289	134	1,664	134
Proceeds from notes and advances	2,000	—	14,000	1,750
Payments of notes	(278)	(1,250)	(278)	(1,250)
Redemption of advance payable	—	—	(10,000)	—

	2,011	10,487	25,814	12,237

Increase (decrease) in cash and cash equivalents, for the period	(11,790)	4,841	4,080	3,706
Cash and cash equivalents, beginning of period	30,361	2,845	14,491	3,980

Cash and cash equivalents, end of period	$18,571	$7,686	$18,571	$7,686

Included in the above are the following:
Taxes paid	$—	$—	$3	$6

Interest paid	$52	$43	$80	$85

Changes in non-cash working capital items Operating Activities:
Accounts receivable	$(849)	$(423)	$(1,705)	$(43)
Other current assets	40	51	71	563
Accounts payable and accrued liabilities	(1,160)	(96)	(91)	662

	(1,969)	(468)	(1,725)	1,182

Investing Activities
Accounts receivable	655	—	(498)	—
Accounts payable and accrued liabilities	(5,214)	(790)	1,070	(81)

	(4,559)	(790)	572	(81)

	$(6,528)	$(1,258)	$(1,153)	$1,101

(See accompanying notes)

Notes to the Consolidated Financial Statements
September 30, 2004
(all tabular amounts are expressed in thousands of U.S. dollars except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

The Company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the U.S., except as outlined in Note 13. The unaudited consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2003 consolidated financial statements, except for a change in the policy of accounting for stock based compensation which has been implemented retroactively with a restatement of prior period financial statements, and should be read in conjunction therewith. These interim consolidated financial statements do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the most recent annual consolidated financial statements. The December 31, 2003 consolidated balance sheet, as restated, was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in Canada and the U.S. In the opinion of management, all adjustments (which included normal recurring adjustments) necessary for the fair presentation for the interim periods have been made. The results of operations and cash flows are not necessarily indicative of the results for a full year.

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

3. OIL AND GAS PROPERTIES, EQUIPMENT AND INVESTMENTS

Capital assets categorized by geographical location are as follows:

	As at September 30, 2004			As at December 31, 2003
	U.S.	China	Total	U.S.	China	Total
Oil and Gas Properties and Equipment:	$98,472	$38,016	$136,488	$85,079	$32,840	$117,919
Accumulated depletion	(9,812)	(5,564)	(15,376)	(6,442)	(3,804)	(10,246)
Provision for impairment	(34,000)	—	(34,000)	(34,000)	—	(34,000)

	54,660	32,452	87,112	44,637	29,036	73,673

GTL Investments:
Master License	10,000	—	10,000	10,000	—	10,000
Feasibility studies and other deferred costs	3,765	—	3,765	3,947	—	3,947

	13,765	—	13,765	13,947	—	13,947

EOR Investments:
Feasibility studies and other deferred costs	1,748	—	1,748	125	—	125

Support Equipment	459	35	494	433	31	464
Accumulated depreciation	(298)	—	(298)	(253)	—	(253)

	161	35	196	180	31	211

	$70,334	$32,487	$102,821	$58,889	$29,067	$87,956

In January 2004, the Company signed farm-out and joint operating agreements with Richfirst Holdings Limited (“Richfirst”), a wholly owned subsidiary of China International Trust & Investment Company to jointly develop the Dagang oil project. Richfirst acquired a 40% working interest in the project for $20.0 million following Chinese regulatory approvals, which were finalized in June 2004 (See Note 9). The carrying value of the Company’s oil and gas assets was reduced by $13.5 million for the amount of the proceeds associated with the sale of the working interest. The reduction in the carrying value does not significantly alter the depletion rate of the China oil and gas assets. The $6.5 million balance of the proceeds will fund a portion of Richfirst’s share of future Dagang oil project costs and the unspent balance was $0.8 million as at September 30, 2004.

As a result of the Company’s on-going evaluation of its GTL investments, $0.3 million of its investments were written down for the three-month period ended June 30, 2004 as the opportunity to build a 45,000-barrels per day GTL fuels plant in Oman failed to materialize due to a lack of sufficient uncommitted gas volumes to support a plant of that size.

4. LONG TERM ASSETS

In January 2004, the Company signed a Stock Purchase and Shareholders’ Agreement with Ensyn Group Inc. (“Ensyn Group”) and its subsidiary, Ensyn Petroleum International Ltd. (“Ensyn”), pursuant to which the Company acquired a 10% equity interest in Ensyn and exclusive rights to deploy the proprietary Ensyn RTPTM Process in several key international markets. The Company paid $2.0 million and will grant Ensyn rights to acquire equity interests in the Company’s international oil development projects that use the Ensyn RTPTM Process.

In August 2004, the Company acquired an additional 5% equity interest in Ensyn for $1.0 million. As at September 30, 2004, the 15% investment in Ensyn and related costs of $0.7 million are included in long-term assets (See Note 12).

5. SEGMENT INFORMATION

The following tables present the Company’s interim segment information for the three-month and nine-month periods ended September 30, 2004 and 2003 and identifiable assets as at September 30, 2004 and December 31, 2003:

	Three Month Periods Ended September 30,
	2004			2003
				(restated Notes 2 and 7)
	U.S.	China	Total	U.S.	China	Total
Oil and gas revenue	$2,628	$2,246	$4,874	$1,385	$1,020	$2,405
Interest income	46	12	58	18	—	18

	2,674	2,258	4,932	1,403	1,020	2,423

Operating costs	863	394	1,257	630	518	1,148
Depletion and depreciation	1,605	685	2,290	588	327	915

	2,468	1,079	3,547	1,218	845	2,063

Segment income before the following	$206	$1,179	1,385	$185	$175	360

General and administrative			2,336			1,689

Net loss			$951			$1,329

Capital Expenditures:
Oil and gas	$3,400	$4,480	$7,880	$2,831	$1,144	$3,975
Gas-to-liquids and EOR Investments	509	—	509	122	—	122

	$3,909	$4,480	$8,389	$2,953	$1,144	$4,097

	Nine Month Periods Ended September 30,
	2004			2003
				(restated Notes 2 and 7)
	U.S.	China	Total	U.S.	China	Total
Oil and gas revenue	$6,428	$5,210	$11,638	$4,074	$3,195	$7,269
Interest income	135	12	147	60	—	60

	6,563	5,222	11,785	4,134	3,195	7,329

Operating costs	2,294	1,394	3,688	1,643	1,350	2,993
Depletion and depreciation	3,479	1,760	5,239	1,576	1,010	2,586

	5,773	3,154	8,927	3,219	2,360	5,579

Segment income before the following	$790	$2,068	2,858	$915	$835	1,750

Write down of GTL investments			250			3,321
General and administrative			6,149			5,453

Net loss			$3,541			$7,024

Capital expenditures:
Oil and gas	$13,423	$18,632	$32,055	$5,500	$2,835	$8,335
Gas-to-liquids and EOR Investments	1,690	—	1,690	535	—	535

	$15,113	$18,632	$33,745	$6,035	$2,835	$8,870

	As at September 30, 2004			As at December 31, 2003
	U.S.	China	Total	U.S.	China	Total
Identifiable Assets:
Oil & gas	$79,441	$35,526	$114,967	$61,379	$30,766	$92,145
Gas-to-liquids and EOR Investments	15,908	—	15,908	14,429	—	14,429

	$95,349	$35,526	$130,875	$75,808	$30,766	$106,574

6. SHARE CAPITAL

Following is a summary of the changes in share capital and stock options outstanding for the nine-month period ended September 30, 2004:

	Common Shares		Stock Options
				Weighted
				Average
				Exercise
	Number		Number	Price
	(thousands)	Amount	(thousands)	Cdn.$
		(restated Notes 2
		and 7)
Balance December 31, 2003, as previously reported	161,359	$160,804	8,949	$2.64
Retroactive application of change in accounting policy for stock based compensation	—	271

Balance December 31, 2003, as restated	161,359	161,075	8,949	$2.64
Shares issued on private placements, net of share issue costs	7,173	20,428	—
Shares issued for services	158	347	—
Shares issued on exercise of options	915	1,678	(915)	$2.49
Options granted	—	—	458	$2.38
Options expired	—	—	(240)	$2.35

Balance September 30, 2004	169,605	$183,528	8,252	$2.65

In the first quarter of 2004, the Company closed two special warrant financings to advance its international and North American oil and gas operations and for general corporate purposes. The financings consisted of 7,172,414 special warrants at $2.90 per special warrant. Each special warrant entitles the holder to acquire one common share and one common-share purchase warrant at no additional cost. Two common-share purchase warrants are exercisable to purchase an additional common share at $3.00 at any time on or prior to the first anniversary date following the special warrant date of issue and at $3.20 thereafter until the second anniversary date of the special warrant date of issue. The net proceeds from the special warrant financings have been apportioned to the common shares. No amounts have been apportioned to the purchase warrants.

The following common-share purchase warrants are outstanding and exercisable as at September 30, 2004:

Remaining	Number of	First Anniversary		Second Anniversary
Number of	Equivalent		Price per		Price per
Purchase	Common		Share		Share
Warrants	Shares	Date	(US$)	Date	(US$)
(thousands)
3,000	1,500	—	—	July 3, 2005	$1.10
3,000	1,500	—	—	August 18, 2005	$1.10
3,029	1,515	—	—	August 21, 2005	$1.87
1,250	1,250	October 31, 2004	$4.00	October 31, 2005	$4.30
5,448	2,724	February 18, 2005	$3.00	February 18, 2006	$3.20
1,724	862	March 5, 2005	$3.00	March 5, 2006	$3.20

17,451	9,351

7. STOCK BASED COMPENSATION

The Company accounts for all stock options granted using the fair value based method of accounting. This method was adopted retroactively effective January 1, 2004 for stock options granted to employees and directors after January 1, 2002. Under this method, compensation costs are recognized in the financial statements over the options’ vesting period using an option-pricing model for determining the fair value of the options at the grant date.

The effect of the accounting change on the net loss for the three-month and nine-month periods ended September 30, 2004 was an increase of $0.4 million and $0.9 million, respectively, and on the net loss for the three-month and nine-month periods ended September 30, 2003, as previously reported, was an increase of $0.1 million and $0.4 million, respectively. There is negligible effect on the net loss per share for the periods presented. The deficit as at the beginning of the nine-month periods ended September 30, 2004 and 2003 has increased $0.8 million and $0.3 million, respectively, to reflect the retroactive adoption of the fair value based method of accounting for stock options granted to employees and directors after January 1, 2002. Additionally, 0.3 million options granted to employees and directors after January 1, 2002 were exercised during the third and fourth quarters of 2003 resulting in a $0.3 million increase in share capital as at December 31, 2003 with a corresponding reduction in contributed surplus.

The fair values were calculated in accordance with the Black-Scholes option pricing model, using the following data and assumptions: 72% to 110% expected price volatility, using the prior two years weekly average prices of the Company’s common shares; expected dividend yield of 0%; option terms to expiry of 5 years, as defined by the option agreements; risk-free rate of return as of the date of the grant of 3.5% to 5.6%, based on five year Canada Bond yields.

8. NOTE PAYABLE

In February 2003, the Company obtained a bank facility for up to $5.0 million to drill 30 new oil wells and upgrade surface transmission and steam injection facilities in the southern expansion of South Midway. The loan is repayable over three years plus interest at 0.50% above the bank’s prime rate or 3.0% over LIBOR, at the option of the Company. The loan is secured by all the Company’s rights and interests in the South Midway properties. The loan balance as at September 30, 2004 is $4.7 million with a six month LIBOR interest rate of 5.25%.

9. ADVANCE PAYABLE

In March 2004, the Company received a $10.0 million advance as part of the $20.0 million up-front payment due from Richfirst for their farm-in to the Dagang oil project (See Note 3). Upon finalization of the farm-in agreement in June 2004, Richfirst elected to apply $10.0 million of the up-front payment due to the Company against the advance.

10. ASSET RETIREMENT OBLIGATION

The undiscounted amount of expected cash flows required to settle the Company’s asset retirement obligations is estimated at $1.2 million to be settled over a twelve-year period starting in 2010. The liability for the expected cash flows, as reflected in the financial statements, has been discounted at 5% to 7%.

11. COMMITMENTS AND CONTINGENCIES

With the signing of the production-sharing contract in September 2002 for the Zitong block, the Company is obligated to conduct a minimum exploration program during the first three years, which will include acquiring seismic data, reprocessing existing seismic and drilling two exploration wells. At the end of the three-year period, if the Company does not complete the minimum exploration program, and elects not to continue, it will be obligated to pay, to PetroChina within 30 days, a cash equivalent of the deficiency in the work program. The remaining cost of the minimum exploration program is estimated to be at least $10.7 million as at September 30, 2004.

The Company has temporarily abandoned the Northwest Lost Hills #1-22 well pending the identification of one or more partners to share the costs of the testing program. If the well were permanently abandoned, the Company would be obligated for its share of the costs to plug and abandon the well, which is estimated to be $1.1 million. There is no provision in the balance sheet for this contingent obligation.

12. SUBSEQUENT EVENT

In October 2004, the Company signed an agreement with Ensyn Group and Ensyn pursuant to which the Company will pay $1.0 million as consideration for an option to acquire an additional 5% equity interest in Ensyn for $4.0 million. The option expires 15 business days after December 31, 2004.

13. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which conforms to U.S. GAAP except as below:

Consolidated Balance Sheets

As discussed under “Stock Based Compensation” in Note 7, the Company changed its accounting policy, for Canadian GAAP, to recognize compensation costs using the fair value based method of accounting for stock options granted to employees and directors after January 1, 2002. For U.S. GAAP, the Company continues to apply APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and does not recognize compensation costs in its financial statements for stock options issued to employees and directors. Accordingly, for U.S. GAAP purposes, share capital would be reduced by $0.3 million as at September 30, 2004 and December 31, 2003 related to the employees’ and directors’ exercise of options in 2003; contributed surplus would be reduced by $1.4 million and $0.5 million as at September 30, 2004 and December 31, 2003, respectively, for stock options issued to employees and directors, but not yet exercised; and the deficit as at September 30, 2004 and December 31, 2003 would be reduced by $1.7 million and $0.8 million, respectively, for the amount of stock based compensation expense recognized for Canadian GAAP.

The application of U.S. GAAP has the following effect on oil and gas properties and shareholders’ equity:

	As at September 30, 2004		As at December 31, 2003
	Oil and Gas	Shareholders’	Oil and Gas	Shareholders’
	Properties	Equity	Properties	Equity
Canadian GAAP	$102,821	$120,345	$87,956	$100,537
Adjustment to ascribed value of shares issued for royalty interests	1,358	1,358	1,358	1,358
Impairment provision for China properties, net of depletion	(9,690)	(9,690)	(9,834)	(9,834)
GTL and EOR development costs written off	(5,513)	(5,513)	(4,074)	(4,074)
Adjustment for change in accounting for stock based compensation:
Share capital	—	(271)	—	(271)
Contributed surplus	—	(1,393)	—	(516)
Deficit	—	1,664	—	787

U.S. GAAP	$88,976	$106,500	$75,406	$87,987

Under U.S. GAAP, the transfer of deficit to share capital, which occurred in 1999, would not be recognized and shareholders’ equity would be presented as follows:

	September 30,	December 31,
	2004	2003
Share capital (including adjustments above)	$259,071	$236,617
Contributed surplus (non-employee stock based compensation)	19	—
Deficit (Including adjustments above)	(152,590)	(148,630)

	$106,500	$87,987

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

The capitalization of development costs permitted under Canadian GAAP in connection with our GTL and EOR prospects is not permitted under U.S. GAAP.

The application of U.S. GAAP has the following effect on net loss and net loss per share:

	Three Month Periods Ended September 30,
	2004		2003
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$951	$0.01	$1,329	$0.01
Stock based compensation expense	(416)	—	(123)	—
Depletion adjustment — China	(64)	—	(22)	—
GTL and EOR development costs written off, net	509	—	122	—

U.S. GAAP	$980	$0.01	$1,306	$0.01

Weighted Average Number of Shares under U.S. GAAP (in thousands)		169,534		151,088

	Nine Month Periods Ended September 30,
	2004		2003
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$3,541	$0.02	$7,024	$0.05
Stock based compensation expense	(877)	—	(355)	—
Depletion adjustment — China	(144)	—	(66)	—
GTL and EOR development costs written off, net	1,440	—	(2,786)	(0.02)

U.S. GAAP	$3,960	$0.02	$3,817	$0.03

Weighted Average Number of Shares under U.S. GAAP (in thousands)		166,935		146,940

Stock Based Compensation

Had compensation expense been determined based on the fair value of options issued to employees and directors at the stock option grant date, including those granted prior to January 1, 2002, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been as follows:

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net loss under U.S. GAAP	$980	$1,306	$3,960	$3,817
Stock-based compensation expense determined under the fair value based method for employee and director awards	507	428	1,499	1,235

Pro forma net loss under U.S. GAAP	$1,487	$1,734	$5,459	$5,052

Basic and diluted loss per common share under U.S. GAAP:
As reported	$0.01	$0.01	$0.02	$0.03
Pro forma	$0.01	$0.01	$0.03	$0.03
Weighted Average Number of Shares under U.S. GAAP (in thousands)	169,534	151,088	166,935	146,940

Impact of New and Pending U.S. GAAP Accounting Standards

In March 2004, the FASB issued an exposure draft “Share-Based Payment”. This exposure draft proposes to revoke the alternative of accounting for employee stock based compensation under the intrinsic value method. As the Company is currently using the provision under SFAS 123 that allow the use of the intrinsic method of accounting for share-based payments, it is anticipated that the adoption of this exposure draft may have a material impact on the Company’s results of operations or financial position. However, at this time the exposure draft has neither been accepted nor rejected by the FASB. If adopted, the application of this policy is expected to be for interim or annual periods beginning after June 15, 2005.

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

In September of 2004, the SEC released Staff Accounting Bulletin No. 106, which provides guidance regarding the interaction of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143) with the full cost accounting rules in Article 4-10 of Regulation S-X. This bulletin clarifies the treatment of assets and liabilities resulting from the implementation of SFAS 143 on the full cost ceiling test and the calculation of depletion, depreciation and amortization. The Company is in compliance with the provisions of Staff Accounting Bulletin No. 106.

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

Results of Operations

For the three-month period ended September 30, 2004, the net loss was $1.0 million ($0.01 per share) compared to a net loss of $1.3 million ($0.01 per share) for the same period in 2003. The net loss for the nine-month period ended September 30, 2004 was $3.5 million ($0.02 per share) compared to a net loss of $7.0 million ($0.05 per share) for the same period in 2003. The net loss for the nine-month period ended September 30, 2003 includes a $3.3 million ($0.02 per share) write down of our investment in the Qatar gas-to-liquids project as a result of the termination of contract negotiations in May 2003.

Cash deficiency from operating activities for the three-month period ended September 30, 2004 was $0.2 million compared to cash deficiency from operating activities of $0.8 million for the same period in 2003. Our cash from operations for the nine-month period ended September 30, 2004 was $1.1 million compared to cash from operations of $0.4 million for the same period in 2003. Our cash position increased $4.1 million for the first nine months of 2004 primarily due to net proceeds of $20.4 million received from private placements in the first quarter of 2004, $20.0 million from Richfirst related to its farm-in to the Dagang oil project development program, $3.7 million in net proceeds from the Wells Fargo loan related to the development of our South Midway field, $1.7 million from the exercise of stock options and $1.1 million of cash from operating activities. This is partially offset by $33.7 million in capital spending for the first nine months of 2004, a $5.8 million reduction in working capital resulting from investing activities related to our China drilling program and $3.2 million related to our investment in Ensyn. Our cash position increased $3.7 million for the comparable period in 2003 primarily due to net proceeds received from private placements of $11.6 million and net loan proceeds of $0.5 million. This is partially offset by $8.9 million of capital spending.

Production and Operations

Oil and gas revenues for the three-month and nine-month periods ended September 30, 2004 were $4.9 million and $11.6 million, respectively. These represent increases of $2.5 million and $4.4 million from the comparable periods in 2003. Half of the increase in revenue for the three-month period ended September 30, 2004 is due to a 38% or $9.92 per boe increase in oil and gas prices from the comparable period in 2003. Increases in production volumes account for the remaining 50% increase in revenues. The increase in production is a result of additional development programs initiated in 2003 at the Dagang, South Midway and Daqing fields and the start up of production in 2004 at our Citrus and Knights Landing fields. Net production volumes from the Dagang field development, initiated at the end of 2003, increased 49% during the three-month period ended September 30, 2004 from the comparable period in 2003 after giving effect to the 40% farm-in by Richfirst in the second quarter of 2004. The Dagang field achieved two sales records during the third quarter of 2004 by posting its first million-dollar month in gross oil sales of $1.2 million and topping one-million-barrels of cumulative oil sales. The increase in revenues for the nine-month period ended September 30, 2004 was mainly due to increases in production volumes, which contributed 54% or $2.3 million to the increase in total revenues for the period. Increases in production volume from the Dagang and Daqing fields contributed $1.4 million to the increase in total revenues for the period in addition to increases in production from the southern expansion of our South Midway field and the start up of production operations at our Citrus and Knights Landing fields in 2004. Additionally, a 24% or $6.46 per boe increase in oil and gas prices contributed to the remaining 46% increase in revenues for the nine-month period ended September 30, 2004.

Operating costs decreased 18% or $1.53 per boe for the three-month period ended September 30, 2004 compared to the same period in 2003. Operating costs in China decreased 43% or $3.81 per boe for the third quarter of 2004 due mainly to an increase in production from the Dagang field in relation to the level of fixed operating costs required to operate the field and reduced well workover and power costs during the third quarter 2004. Operating costs in the U.S. increased 5% or $0.38 per boe for the third quarter of 2004 as compared to the same period in 2003 due mainly to the start up of production operations at our Knights Landing and Sledge Hamar fields in the second quarter of 2004 as well as increased costs to treat the hydrogen sulfide levels in the gas produced from the South Midway field. For the nine-month period ended September 30, 2004, operating costs per boe decreased slightly compared to the same period in 2003. Operating costs in China decreased 22% or $1.81 per boe due mainly to an increase in production from the Dagang field in relation to the level of fixed operating costs required to operate the field and a reduction in well workovers and decreased power costs during 2004. Operating costs in the U.S. increased 18% or $1.29 per boe for the nine-month period ended September 30, 2004 due mainly to an increase in fuel costs incurred for the cyclic steam operations in the southern expansion of South Midway, increased costs to treat the hydrogen sulfide levels in the gas produced from the South Midway field and the start up of production operations at our Citrus, Knights Landing, and Sledge Hamar fields. This is partially offset by a reduction in workover costs at our Spraberry field from the comparable period in 2003.

Our depletion rate increased $6.97 and $5.37 per boe for the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The depletion rate in China increased $2.34 and $2.07 per boe for the three-month and nine-month periods ended September 30, 2004, respectively, due mainly to anticipated increases in Dagang future development costs. The depletion rate in the U.S. increased $11.11 and $8.11 per boe for the three-month and nine-month periods ended September 30, 2004, respectively, due mainly to an increase in the carrying costs of our evaluated U.S. oil and gas assets primarily in Northwest Lost Hills, East Texas and North South Forty. In addition, the increase in the U.S. depletion rate for the three-month and nine month periods ended September 30, 2004 is due to an increase in Knights Landing exploration costs and a decrease in estimated reserves for Knights Landing as a result of reduced success in the current exploration drilling program as six dry holes had been drilled as at September 30, 2004.

Production and operating information are detailed below:

	Three Month Periods Ended September 30,
	2004			2003
	U.S.	China	Total	U.S.	China	Total
Net Production:
BOE	72,627	62,289	134,916	53,929	37,850	91,779
BOE/day for the year	789	677	1,466	586	411	998

	Per BOE			Per BOE
Oil and gas revenue	$36.19	$36.05	$36.13	$25.69	$26.96	$26.21

Operating costs	8.70	4.96	6.98	8.32	8.77	8.51
Production taxes	0.95	—	0.51	0.91	—	0.53
Engineering support	2.23	1.36	1.83	2.45	4.91	3.46

	11.88	6.32	9.32	11.68	13.68	12.50

Net Revenue before depletion	24.31	29.73	26.81	14.01	13.28	13.71
Depletion	21.58	10.99	16.69	10.47	8.65	9.72

Net Revenue from operations	$2.73	$18.74	$10.13	$3.54	$4.63	$3.99

	Nine Month Periods Ended September 30,
	2004			2003
	U.S.	China	Total	U.S.	China	Total
Net Production:
BOE	191,841	158,153	349,994	159,713	111,606	271,319
BOE/day for the year	700	577	1,277	585	409	994

	Per BOE			Per BOE
Oil and gas revenue	$33.51	$32.94	$33.25	$25.51	$28.63	$26.79

Operating costs	8.58	6.37	7.58	7.29	8.18	7.65
Production taxes	1.07	—	0.59	0.94	—	0.55
Engineering support	2.30	2.45	2.37	2.07	3.92	2.83

	11.95	8.82	10.54	10.30	12.10	11.03

Net Revenue before depletion	21.56	24.12	22.71	15.21	16.53	15.76
Depletion	17.56	11.12	14.66	9.45	9.05	9.29

Net Revenue from operations	$4.00	$13.00	$8.06	$5.76	$7.48	$6.47

Changes in Non-Cash Working Capital

Non-cash working capital decreased $6.5 million for the three-month period ended September 30, 2004 compared to a decrease of $1.3 million for the comparable period in 2003 and decreased $1.2 million compared to an increase of $1.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The $4.5 million decrease in non-cash working capital for investing activities during the three-month period ended September 30, 2004 is mainly due to the use of advances from CITIC to fund the joint development program at Dagang as well as the decrease in our accounts payable associated with the completion of our current drilling programs at South Midway, Citrus and Knights Landing during the quarter. This is partially offset by a decrease in accounts receivable from investing activities as we have utilized advances made to our joint venture partners to fund our U.S. development and Iraq EOR capital expenditure activities. Additionally, non-cash working capital for operating activities for the three-month period ended September 30, 2004 decreased $2.0 million as a result of the use of advances from CITIC to fund the joint operating expenses at Dagang and the increase in revenue receivable associated with the increased production levels at the Dagang and Citrus fields. The $1.2 million decrease in non-cash working capital for the nine-month period ended September 30, 2004 is primarily due to increased revenue receivable associated with increased production levels at the Dagang and Citrus fields, which is partially offset by an increase in accounts payable associated with the development program at Dagang.

General and Administrative

General and administrative expenses increased $0.6 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004, respectively. The increases are mainly due to $0.3 million of costs incurred during the current quarter to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in addition to smaller increases associated with stock based compensation related to the issuance of stock options, increased costs for directors and officers liability insurance and project identification activities.

Exploration and Development Activities

Capital spending on exploration and development activities for the three-month and nine-month periods ended September 30, 2004 was $7.9 million and $32.1 million, respectively, an increase of $3.9 million and $23.7 million from the amounts spent during the comparable periods in 2003. These increases are due mainly to our development programs in our Dagang, Citrus and Knights Landing fields and our Zitong seismic acquisition program in China.

Capital spending at Dagang increased $4.0 million and $11.1 million during the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. During the first nine months of 2004, we drilled thirteen development wells at the Dagang project, with ten wells placed on production and three wells awaiting completion. Three drilling rigs are under contract and currently in operation. Over the three-year life of the Dagang development program, we expect to drill 115 new wells and work over 28 existing wells.

During the second quarter of 2004, we completed phases one and two of our 1,100-kilometer seismic acquisition program in the Zitong project, which had begun in the third quarter of 2003, and commenced interpretation of the seismic data in August 2004. This resulted in a decrease of $0.7 million in our capital spending for the third quarter of 2004 compared to the same period in 2003. Capital spending for the nine-month period ended September 30, 2004 increased by $4.6 million compared to the same period in 2003 as a result of the initiation of the seismic acquisition program in the third quarter of 2003. We are continuing with the interpretation of the seismic data that was acquired in the first half of 2004. We expect the drilling of our first exploration well to commence in late 2004 or early 2005. In 2005, we anticipate completion of the final stage of the seismic acquisition program followed by the drilling of a second well.

Development of our Citrus field increased our capital spending program $2.6 million and $5.1 million during the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. We are the operator of the Citrus field and currently have a 100% working interest before payout in three Citrus wells, which are producing 170 gross boe’s per day. A one-year extension to the end of 2005 was obtained covering the area south of our current producing wells, which will provide us the opportunity to observe production for the next few months prior to resuming development of this area to determine the best drilling and completion methods.

We farmed into the Knights Landing gas project in northern California in February 2004, which resulted in increases of $0.3 million and $4.7 million in our capital spending program for the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. We acquired a 50% non-operating interest in four gas wells in that area and agreed to fund the cost of a gas gathering and surface facilities system to the four wells at a combined cost of $1.6 million. We also hold a 50% interest in 14,000 acres of leases in the surrounding area for further exploration drilling. In May 2004, the pipeline gathering system and facilities were completed and the four gas wells were placed on production. In late May 2004, the 10 well drilling program commenced. Nine of the ten wells have been drilled resulting in three gas discoveries and six dry holes. The final well will be drilled in the fourth quarter of 2004. Gross production is averaging 440mcf per day.

In January 2004, we farmed into the LAK Ranch Field, a thermal recovery/horizontal well oil project in Weston County, Wyoming. Facility modifications for the pilot phase were completed in the second quarter of 2004 increasing our capital spending program $0.8 million for the nine-month period ended September 30, 2004 compared to the same period in 2003. Minimal capital spending was incurred during the three-month period ended September 30, 2004. We completed a second cycle of steam injection in September 2004. Over 13,000 barrels of steam were injected into the horizontal well. Approximately 3,500 barrels of steam water have been recovered and initial production is being observed. The ultra-high resolution 3D seismic survey needed to better define the optimum reservoir development locations should begin in November with evaluation results expected during the second quarter of 2005. In addition, a small group of vertical wells may be drilled before 2005 for data collection purposes. Depending on the observed data, some or all of the wells could later become permanent injectors or remain as observation wells. After completion of the 3D seismic survey we plan to drill injection wells to prove up oil-in-place reserves and commerciality of a full steam injection project. Following completion of the pilot phase, the development program is scheduled to include additional horizontal producing wells, new steam injection wells and the extension of surface facilities. We estimate that, at the low end of the recovery range, the initial development program could grow to more than 20 producing wells. During the pilot phase, our working interest has increased from an initial 30% working interest to 33.4%. Should we decide to enter the next two phases of the contract, our working interest will increase to a maximum of 60%. Should we elect not to proceed beyond the pilot phase, our working interest will be reduced to 15% and we would no longer be the operator.

Capital spending in South Midway decreased $2.1 million and $2.7 million during the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These decreases are due mainly to the completion of the construction of our facilities for the first phase of the southern expansion in the third quarter of 2003 and the drilling of nineteen development wells in the first nine months of 2003 compared to six development wells and one exploratory well drilled in the second quarter of 2004. Gross production in the South Midway field area continued at 525 barrels per day. We are continuing to add cyclic steam to the reservoirs at increasing injection rates and volumes in order to improve production rates. We will use the current historical data with modern computer simulation models to project rates with the addition of permanent steam injection in the southern expansion area of the field. Additional development and delineation wells are planned for 2005. We currently have 55 producing wells in South Midway, with a working interest of 100%.

Exploration and development of Sledge Hamar increased our capital spending program $0.1 million and $0.5 million during the three-month and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. We have one producing discovery well, the Sledge Hamar 1-7 with a working interest of 40%. A second appraisal well, the Sledge Hamar 2-7, was drilled in May 2004 and was unsuccessful in establishing production from the Stevens sand that produces in the Sledge Hamar 1-7 well. We are evaluating a test program for shallower Diatomite zones where shows were encountered in the Sledge Hamar 2-7 well to determine if sufficient gas production will be available to enter into a gas sales contract. The Diatomite is a producing formation in the adjacent South Belridge field.

Our capital spending program for the fourth quarter of 2004 includes an additional North South Forty well in the San Joaquin Valley of California and Malakoff and Catfish Creek wells in East Texas, as follows:

We hold an 80% working interest in the Peach oil and gas prospect in the North South Forty seismic area. We have agreed in principle to a 50% farm-out of our interest in a 4,500 foot well, which is planned for November 2004. The farm-in partner will carry our interest in the well and will be the operator.

In East Texas, we plan to farm-out the drilling of one well each in the Malakoff and Catfish Creek prospects in which we have a 25% carried interest. The Malakoff well is planned to be drilled to a depth of 8,700 feet and the Catfish Creek well to a depth of 11,000 feet.

Heavy-to-Light Activities (HTL)

During 2004, we acquired, for $3.0 million, a 15% equity interest in Ensyn Petroleum Ltd (“Ensyn”) and exclusive rights to use the proprietary Ensyn RTPTM Process in several key international markets.

Ensyn is currently installing a commercial demonstration facility in the South Belridge field near Bakersfield, California to demonstrate the commercial viability of the Ensyn RTPTM Process. The 1,000-barrels per day plant is mechanically complete and is in the commissioning process. Ensyn has advised us that it expects the facility to be processing oil by the end of November 2004.

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

We have exclusive rights to deploy the Ensyn RTPTM Process in China, Mongolia, Iraq, Oman and all countries in South America except Venezuela. In these countries, our rights will be exclusive for an initial term of five years until January 2009, subject to extension if and when commercial plants are constructed. We have non-exclusive rights to the process in other countries. For each project we develop using the Ensyn RTPTM Process in our exclusive territories, Ensyn may elect to receive an equity participation in the project for the same proportionate cost as paid by the Company. The participation that may be obtained by Ensyn is no more than 10%, except for each such project that we develop in South America, other than in Venezuela and Peru, where Ensyn may elect to receive an equity interest equal to 25% of our interest. Ensyn’s equity position will offset and eliminate the payment of license fees for use of the Ensyn RTPTM Process in the project.

Gas-to-Liquids Activities (GTL)

There was no capital spending on GTL projects for the three-month period ended September 30, 2004, representing a decrease of $0.1 million spent during the comparable period in 2003.

In the second quarter of 2004, we wrote down our $0.3 million investment in the Oman GTL project as our opportunity to build a 45,000-barrels per day GTL fuels plant in Oman failed to materialize due to a lack of sufficient uncommitted gas volumes.

There have been no significant changes in the status of our active GTL projects during the three-month period ended September 30, 2004. Our proposal for a 45,000-barrels per day GTL plant in Egypt is still under consideration by the government of Egypt, and its agencies responsible for the development and monetization of its natural gas reserves. The government is currently evaluating alternatives for monetization of its uncommitted gas reserves including pipelines to neighboring countries and liquefied natural gas plants. We will continue to work with the Ministry of Petroleum in pursuit of a commercially viable GTL project in Egypt.

We completed the initial phase of the commercialization study for the GTL plant in Bolivia in the first quarter of 2004. The results indicate that under the current tax regulations pertaining to the Bolivian hydrocarbon sector, a 90,000 barrels-per-day GTL plant could be commercial in the southern region of Bolivia. New legislation affecting the hydrocarbon sector is currently being drafted and is expected to be ratified by the end of 2004. As soon as the new laws are enacted, we will make a further economic evaluation to test our proposed project for commerciality. Assuming the results are positive, we plan to complete a detailed commercialization study and consider a definitive joint venture agreement with Syntroleum and Repsol YPF to proceed with the construction of a plant.

As new opportunities present themselves to convert hydrocarbon gases to Fischer-Tropsch liquids and ultimately to diesel and naphtha we will respond by undertaking feasibility studies. One such opportunity is converting coal into liquids. We are currently studying available conversion processes to convert coal into synthesis gas and to use the Syntroleum process to convert the synthesis gas into Fischer-Tropsch liquids. Areas such as China are particularly suited to coal-to-liquids (CTL) processing.

Enhanced Oil Recovery (EOR)

Capital spending on EOR related activities for the three-month and nine-month periods ended September 30, 2004 was $0.5 million and $1.6 million, respectively, primarily on Iraqi EOR projects.

In October 2004, we signed a memorandum of understanding with the Ministry of Oil of the Government of Iraq to study and evaluate the shallow Qaiyarah Oil Field in Iraq. The fields’ reservoirs contain a large proven accumulation of 17.1o API heavy oil at a depth of about 1,000 feet.

We will evaluate the potential response of the Qaiyarah Field to the latest in EOR techniques, along with the potential value that could be added using the Ensyn RTPTM Process to produce higher quality, more valuable crude oil. The work will include an assessment of the oil-in-place in the reservoirs, and the optimum EOR/HTL methods to establish economically recoverable reserves at Qaiyarah.

If the evaluation studies indicate development of the field is economically viable, we will present a development plan and offer a commercial proposal to implement an EOR program for Qaiyarah. The Iraqi Ministry of Oil is under no obligation to execute the project or to enter into formal commercial negotiations at the completion of our study.

Liquidity and Capital Resources

As at September 30, 2004, our cash position was $18.6 million as a result of closing two special warrant financings in the first quarter of 2004, which generated net proceeds of $20.4 million. Additionally, we received $20.0 million from Richfirst related to its 40% farm-in to the Dagang oil project development program and $4.0 million in proceeds from the Wells Fargo loan related to the development of our South Midway field.

The budget for our capital spending program for the remainder of 2004 is estimated to be $12.0 million and $79.0 for 2005. Our current cash position, expected cash flows, bank credit facility and funding from third-party agreements will enable us to complete our 2004 capital spending program. We continue to pursue acquisitions of proven and probable reserves and technologies that enhance the recovery of oil and gas reserves as a means of supplementing our growth strategy. However, in order to successfully pursue acquisition opportunities, develop our existing assets and execute our medium and long-term growth strategies, we will require significant additional funding. We plan to seek financing, on an as needed basis, from equity markets, project lenders, joint ventures or other potential financing sources. The Company and its 40% joint venture partner, Richfirst, are currently in active discussions with European and Chinese lending banks to provide funding for the development of the Dagang oil field in China. We cannot assure you that we will be successful in raising the additional funds necessary or securing joint venture partners to complete our expansion and capital spending programs. If we are unsuccessful, we will have to prioritize our business opportunities and objectives. As a result, we may lose some valuable business opportunities, which may adversely affect our business and prospects.

Contractual Obligations

The table below summarizes the contractual obligations that are reflected in our Unaudited Consolidated Balance Sheet as at September 30, 2004 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
						After
	Total	2004	2005	2006	2007	2007
Purchase Agreements:	$—	$—	$—	$—	$—	$—
Consolidated Balance Sheets:
Note payable — current portion ( Note 8 )	1,667	417	1,250	—	—	—
Note payable — long term portion ( Note 8 )	3,056	—	417	1,667	972	—
Other Commitments:						—
Interest payable	362	60	186	99	17	—
Operating leases	1,779	146	520	488	338	287
Exploration commitment (a)	10,700	1,400	9,300	—	—	—

Total	$17,564	$2,023	$11,673	$2,254	$1,327	$287

a) This represents our estimate of the remaining expenditure commitment for the minimum work program during the first phase of Zitong. This is a total spending commitment and not a commitment per year. The amounts per year are based on our current estimate.

Off Balance Sheet Arrangements

As at September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.

Outstanding Share Data

As of October 29, 2004, there were 169,604,911 common shares of the Company issued and outstanding, 17,451,826 share purchase warrants outstanding and exercisable to purchase 9,350,913 common shares and incentive stock options outstanding to purchase 8,252,016 common shares.

Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED (stated in thousands of U.S. Dollars except per share amounts)
	2004			2003				2002
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Total revenue	$4,932	$3,521	$3,332	$2,330	$2,423	$2,338	$2,568	$2,371
Net loss — Canadian GAAP	$951	$1,298	$1,292	$23,154	$1,330	$4,587	$1,108	$1,227
Net loss — U.S. GAAP	$980	$1,510	$1,470	$23,270	$1,306	$1,325	$1,185	$1,287
Net loss per share — Canadian GAAP	$0.01	$0.01	$0.01	$0.15	$0.01	$0.03	$0.01	$0.01
Net loss per share — U.S. GAAP	$0.01	$0.01	$0.01	$0.15	$0.01	$0.01	$0.01	$0.01

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes since December 31, 2003.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended September 30, 2004 nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

Part II — Other Information

Item 1.     Legal Proceedings: None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds: None

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

IVANHOE ENERGY INC.

By: /s/ W. Gordon Lancaster
Name: W. Gordon Lancaster
Title: Chief Financial Officer

Dated: November 2, 2004

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