Form 10-K/A
period 2004-12-31
IVANHOE ENERGY INC
filed 2005-05-02
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004.

or	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	For the transition period from _________ to _________.

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

Yes ☑ No ☐

As at April 29, 2005, 199,902,299 common shares of the Registrant were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004 based on the closing price on the NASDAQ SmallCap Market on that date, was $369,335,406.

Documents incorporated by reference: None

Explanatory Note

On November 30, 2004, the U.S. Securities and Exchange Commission (the “Commission”) issued an exemptive order, applicable to certain accelerated filers, providing a 45-day extension for the filing of management’s annual report on internal control over financial reporting and the attestation report of the independent registered chartered accountants. We elected to utilize this extension period. Therefore, Ivanhoe Energy Inc. (the “Company”) hereby amends its Annual Report on Form 10-K, filed on March 10, 2005, to include Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Chartered Accountants required in Item 9A Controls and Procedures. As set forth in guidance issued by the Commission’s Division of Corporation Finance, this Form 10-K/A contains all of the information required by Item 9A of Form 10-K, the certifications required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In its design and evaluation of these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting pursuant to the requirements of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. In making this assessment, our management followed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We identified two material weaknesses in our assessment of internal control over financial reporting as of December 31, 2004. These two material weaknesses are described below. Although neither material weakness resulted in any adjustments to the annual or interim consolidated financial statements, each of these material weaknesses could result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these deficiencies constitutes a material weakness.

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

•	a weakness in the procedure for the receipt of complaints regarding accounting, internal control over financial reporting, or auditing matters.

–	Section 301 of the Sarbanes-Oxley Act of 2002 requires our Audit Committee to establish procedures for “the confidential, anonymous submission by employees . . . regarding questionable accounting or auditing matters.” Our previous complaint procedure, applicable to both employees and third parties, directed complaints to our Corporate Secretary, who then advised the appropriate board committee or management member. We do not believe that this procedure provided the requisite anonymity to a reporting employee or third party. As a result, prior to March 31, 2005, we engaged an independent firm to handle all complaints, whether from employees or third parties with respect to concerns regarding accounting or auditing matters and any perceived violations of our Code of Business Conduct and Ethics. By means of a secure website or telephone all issues raised will be automatically directed to the Chairman of our Audit Committee who will have primary responsibility for responding to and pursuing all reported matters.

•	a lack of a formal process to ensure active ongoing communication of employees’ roles and responsibilities related to internal control over financial reporting across the organization.

–	Although the importance of the safeguarding of our assets and the honest and accurate recording of information are key parts of our Code of Business Conduct and Ethics, we have not formally reviewed these processes with our employees on a regular basis. As part of our new complaint process noted above, we have formally communicated the roles and responsibilities related to internal control over financial reporting to all employees.

•	a lack of an ongoing formal self-assessment process related to internal control over financial reporting.

–	As part of our responsibilities under Section 404 of the Sarbanes-Oxley Act of 2002, there will be an annual and extensive formal review related to internal control over financial reporting.

•	our previous fraud or misconduct response plans and policies were informal and did not provide a written and clear process for employees and external third parties to follow if they wished to report an issue, including inappropriate management overrides.

–	Prior to March 31, 2005, we engaged an independent firm to handle all complaints, whether from employees or third parties with respect to concerns regarding accounting or auditing matters and any perceived violations of our Code of Business Conduct and Ethics, including inappropriate management overrides. By means of a secure website or telephone, all issues raised will be automatically directed to the Chairman of our Audit Committee who will have primary responsibility for responding to and pursuing all reported matters.

2. Financial Reporting Process

Our review of our financial reporting process identified several deficiencies, principally related to the lack of formal processes, division of duties and procedures for documentation of various approvals and reviews. Taken together, these deficiencies are considered to constitute a material weakness in internal control over financial reporting.

Management believes that financial reporting process procedures and reviews were properly carried out and that the deficiencies identified during the review process relate principally to the lack of written evidence that procedures and reviews were properly completed. Prior to December 31, 2004 and since that date, we have formalized our financial reporting processes, instituted changes in the division of financial reporting responsibilities and changed our policies and procedures to require written documentation of our approvals and reviews in those financial reporting processes where deficiencies have been identified.

* * *

Because of the material weaknesses described above, upon completion of management’s evaluation of the Company’s internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting as at December 31, 2004 was not effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004 has been audited by Deloitte & Touche LLP, our independent registered chartered accountants, as stated in their report included herein, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses as at December 31, 2004.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of
Ivanhoe Energy Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Ivanhoe Energy Inc. (the “Company”) did not maintain effective internal control over financial reporting as at December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Information and Communication — a deficiency in the procedure for the receipt of complaints regarding accounting, internal control over financial reporting, or auditing matters; a lack of a formal process to ensure active ongoing communication of employees’ roles and responsibilities related to internal control over financial reporting across the organization; a lack of a formal self-assessment process to monitor and detect control deficiencies related to internal control over financial reporting; previous fraud or misconduct response plans and policies were informal and did not provide a written and clear process for employees and external third parties to follow if they wished to report an issue, including inappropriate management overrides. These deficiencies, when taken together, constitute a material weakness in internal control over financial reporting.

•	Financial Reporting Process — several deficiencies, principally related to the lack of formal processes, division of duties and procedures for documentation of various approvals and reviews. These deficiencies, when taken together, constitute a material weakness in internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as at and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as at December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as at December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as at and for the year ended December 31, 2004, of the Company and our report dated February 11, 2005 expressed an unqualified opinion on those financial statements and included a separate report titled Comments by Auditor For U.S. Readers on Canada — U.S. Reporting Differences relating to changes in accounting principles that have a material effect on the comparability of the financial statements and changes that have been implemented in the financial statements.

(signed) Deloitte & Touche LLP

Independent Registered Chartered Accountants
Calgary, Alberta, Canada
April 29, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVANHOE ENERGY INC.
By:	/s/ E. LEON DANIEL
	Name:	E. Leon Daniel
	Title:	President and Chief Executive Officer
Dated: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. LEON DANIEL E. Leon Daniel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005
/s/ W. GORDON LANCASTER W. Gordon Lancaster	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005
/s/ DAVID R. MARTIN David Martin	Chairman of the Board and Director	April 29, 2005
/s/ ROBERT M. FRIEDLAND Robert M. Friedland	Deputy Chairman and Director	April 29, 2005
/s/ R. EDWARD FLOOD R. Edward Flood	Director	April 29, 2005
/s/ SHUN-ICHI SHIMIZU Shun-ichi Shimizu	Director	April 29, 2005
/s/ HOWARD R. BALLOCH Howard Balloch	Director	April 29, 2005
/s/ J. STEVEN RHODES J. Steven Rhodes	Director	April 29, 2005
/s/ DR. ROBERT G. GRAHAM Dr. Robert G. Graham	Director	April 29, 2005
/s/ ROBERT A. PIRRAGLIA Robert A. Pirraglia	Director	April 29, 2005

IVANHOE ENERGY, INC.
FORM 10-K/A
EXHIBITS

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14 or 5d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.