Form 10-Q
period 2006-09-30
IVANHOE ENERGY INC
filed 2006-11-09
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐            No ☑
The number of shares of the registrant’s capital stock outstanding as of September 30, 2006 was 241,195,798 Common Shares, no par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2006 and December 31, 2005	3

	Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005	4

	Unaudited Condensed Consolidated Statements of Cash Flow for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	41

Item 4.	Controls and Procedures	41

PART II	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters To a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Part I – Financial Information
Item 1 Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$19,535	$6,724
Accounts receivable (net of allowance for doubtful accounts of $116 and $83 as at September 30, 2006 and December 31, 2005, respectively)	9,071	9,994
Prepaid and other current assets	381	338

	28,987	17,056

Oil and gas properties and investments, net	130,878	119,654
Intangible assets — technology	102,153	102,068
Long term assets	2,224	2,099

	$264,242	$240,877

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$12,385	$25,791
Project advance from partner	2,186	—
Notes payable — current portion	3,493	1,667
Asset retirement obligations — current portion	—	950

	18,064	28,408

Long term debt	3,290	4,972

Asset retirement obligations	2,046	830

Long term obligation	1,900	1,900

Commitments and contingencies

Shareholders’ Equity
Share capital, issued 241,195,798 common shares; December 31, 2005 220,779,335 common shares	318,692	291,088
Purchase warrants	23,955	5,150
Contributed surplus	5,755	3,820
Accumulated deficit	(109,460)	(95,291)

	238,942	204,767

	$264,242	$240,877

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit
(stated in thousands of U.S. Dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue
Oil and gas revenue	$13,745	$8,883	$36,385	$21,193
Interest income	270	24	578	95

	14,015	8,907	36,963	21,288

Expenses
Operating costs	4,724	1,731	11,298	5,264
General and administrative	2,921	2,411	7,648	6,328
Business and product development	2,043	1,504	5,159	3,401
Depletion and depreciation	7,772	4,476	24,808	9,250
Interest expense and financing costs	211	541	737	1,036
Write off of deferred acquisition costs	732	—	732	—
Write-downs and provision for impairment	—	357	750	636

	18,403	11,020	51,132	25,915

Net Loss	(4,388)	(2,113)	(14,169)	(4,627)
Accumulated Deficit, beginning of period	(105,072)	(84,293)	(95,291)	(81,779)

Accumulated Deficit, end of period	$(109,460)	$(86,406)	$(109,460)	$(86,406)

Net Loss per share — Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Weighted Average Number of Shares (in thousands)	241,181	206,629	233,766	191,374

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating Activities
Net loss	$(4,388)	$(2,113)	$(14,169)	$(4,627)
Items not requiring use of cash:
Depletion and depreciation	7,772	4,476	24,808	9,250
Write-down and provision for impairment	—	357	750	636
Stock based compensation	1,105	594	2,174	1,424
Write off of deferred acquisition costs	732	—	732	—
Write off of debt financing costs	—	857	—	857
Other	143	24	650	64
Changes in non-cash working capital items	279	(1,671)	(3,600)	(2,415)

	5,643	2,524	11,345	5,189

Investing Activities
Capital investments	(5,019)	(9,789)	(13,622)	(34,144)
Merger, net of cash acquired	—	(117)	—	(10,096)
Merger and acquisition related costs	(230)	—	(732)	(1,687)
Proceeds from sale of assets	—	—	5,350	—
Advance payments	—	(300)	(125)	(900)
Other	(335)	(10)	(404)	(86)
Changes in non-cash working capital items	(5,306)	1,364	(8,085)	11,276

	(10,890)	(8,852)	(17,618)	(35,637)

Financing Activities
Shares issued on private placements, net of share issue costs	—	2,399	25,298	12,552
Proceeds from exercise of options and warrants	22	4,504	471	6,229
Share issue costs on shares issued for Merger	—	—	—	(93)
Proceeds from debt obligations	—	—	—	8,000
Payments of debt obligations	(1,031)	(417)	(6,685)	(1,250)
Other	(17)	(86)	—	(512)

	(1,026)	6,400	19,084	24,926

Increase (decrease) in cash and cash equivalents, for the period	(6,273)	72	12,811	(5,522)
Cash and cash equivalents, beginning of period	25,808	3,728	6,724	9,322

Cash and cash equivalents, end of period	$19,535	$3,800	$19,535	$3,800

(See accompanying notes)

Notes to the Condensed Consolidated Financial Statements
September 30, 2006
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
3. OIL AND GAS PROPERTIES AND INVESTMENTS
Capital assets categorized by geographical location and business segment are as follows:

	As at September 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$97,528	$106,026	$—	$—	$203,554
Unproved	11,249	5,634	—	—	16,883

	108,777	111,660	—	—	220,437
Accumulated depletion	(19,789)	(33,604)	—	—	(53,393)
Accumulated provision for impairment	(50,350)	(5,750)	—	—	(56,100)

	38,638	72,306	—	—	110,944

HTL and GTL Investments:
Feasibility studies and other deferred costs	—	—	6,630	5,009	11,639
Commercial demonstration facility	—	—	11,392	—	11,392
Accumulated depreciation	—	—	(3,300)	—	(3,300)

	—	—	14,722	5,009	19,731

Furniture and equipment	508	109	73	—	690
Accumulated depreciation	(412)	(51)	(24)	—	(487)

	96	58	49	—	203

	$38,734	$72,364	$14,771	$5,009	$130,878

	As at December 31, 2005
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$99,721	$71,760	$—	$—	$171,481
Unproved	9,676	5,320	—	—	14,996

	109,397	77,080	—	—	186,477
Accumulated depletion	(15,920)	(16,036)	—	—	(31,956)
Accumulated provision for impairment	(50,350)	(5,000)	—	—	(55,350)

	43,127	56,044	—	—	99,171

HTL and GTL Investments:
Feasibility studies and other deferred costs	—	—	6,142	4,570	10,712
Commercial demonstration facility	—	—	9,599	—	9,599

	—	—	15,741	4,570	20,311

Furniture and equipment	485	95	15	—	595
Accumulated depreciation	(380)	(37)	(6)	—	(423)

	105	58	9	—	172

	$43,232	$56,102	$15,750	$4,570	$119,654

Costs as at September 30, 2006 and December 31, 2005 of $16.9 million and $15.0 million related to unproved oil and gas properties have been excluded from the depletion calculations.
For the three-month and nine-month periods ended September 30, 2006, general and administrative expenses related directly to oil and gas acquisition, exploration and development activities, and investments in our rapid thermal processing technology (“RTPTM Technology”) for upgrading heavy oil (“HTL”) and gas-to-liquids (“GTL”) projects of $0.8 million and $2.4 million were capitalized. During those same periods in 2005, $1.0 million and $3.1 million were capitalized.
The Company re-acquired a 40% working interest in the Dagang oil project in February of 2006 (See Note 13). The total purchase price was $28.3 million and has been included in China’s proved properties as at September 30, 2006.
The Company sold its interest in certain California properties for $5.4 million with an effective sale date of

February 1, 2006. This sale did not significantly alter the depletion rate, therefore the proceeds were credited to U.S. proved properties with no gain or loss recognized.
As at September 30, 2006 and December 31, 2005, HTL investments included $11.4 million and $9.6 million of costs associated with the RTPTM Technology commercial demonstration facility (“RTPTM CDF”) located on Aera Energy LLC’s (“Aera”) property in California’s San Joaquin Basin.
The RTPTM CDF was in a commissioning phase as at December 31, 2005 and, as such, had not been depreciated, nor impaired, as at December 31, 2005. The commissioning phase ended in January 2006 and the RTPTM CDF was placed into service. There was no revenue associated with the RTPTM CDF operations for the three-month and nine-month periods ended September 30, 2006 and 2005. For the three-month and nine-month periods ended September 30, 2006, $0.4 million and $3.3 million of depreciation were recorded for the RTPTM CDF. Depreciation of the RTPTM CDF is calculated using the straight-line method over its current useful life which is based on the existing term of the agreement with Aera to use their property to test the RTPTM CDF. The end term of this agreement was extended in August 2006 from December 31, 2006 to December 31, 2008 and the useful life was extended to coincide with the new term of the agreement.
4. INTANGIBLE ASSETS — TECHNOLOGY
The Company’s intangible assets consist of the following:
RTPTM Technology
In the Merger with Ensyn, the Company acquired an exclusive, irrevocable license to deploy, worldwide, the RTPTM Technology for petroleum applications as well as the exclusive right to deploy RTPTM Technology in all applications other than biomass. The carrying value of the RTPTM Technology as at September 30, 2006 and December 31, 2005 was $92.2 million and $92.1 million.
Syntroleum Master License
The Company owns a master license from Syntroleum Corporation (“Syntroleum”) permitting the Company to use Syntroleum’s proprietary GTL process in an unlimited number of projects around the world. The Company’s master license expires on the later of April 2015 or five years from the effective date of the last site license issued to the Company by Syntroleum. The Syntroleum GTL process converts natural gas into synthetic liquid hydrocarbons that can be utilized to develop, among other things, clean-burning diesel fuel. The carrying value of the Syntroleum master license as at September 30, 2006 and December 31, 2005 was $10.0 million.
These intangible assets were not amortized and there was no indication of impairment for the three-month and nine-month periods ended September 30, 2006 and 2005.
5. NOTES PAYABLE
Notes payable consisted of the following as at:

	September 30,	December 31,
	2006	2005
Non-interest bearing promissory note, due 2006 through 2009	$5,951	$—
Variable rate bank note, 8.375% as at September 30, 2006 and 7.375% as at December 31, 2005, due 2006 though 2007	1,389	2,639
8% promissory note, due 2007	—	4,000

	7,340	6,639

Less:
Unamortized discount	(557)	—
Current maturities	(3,493)	(1,667)

	(4,050)	(1,667)

	$3,290	$4,972

Promissory Notes
In February 2006, the Company re-acquired the 40% working interest in the Dagang oil project not already owned by the Company. Part of the consideration was the issuance by the Company of a non-interest bearing, unsecured promissory note in the principal amount of approximately $7.4 million ($6.5 million after being discounted to net present value). The note is payable in 36 equal monthly installments commencing March 31, 2006 (See Note 13).
As at December 31, 2004, the Company had a $6.0 million stand-by loan facility. In February 2005, the Company borrowed the full amount available under this stand-by loan facility and amended the loan agreement to provide the lender with the right to convert, at the lender’s election, unpaid principal and interest during the loan term into common shares of the Company at $2.25 per share. In May 2005, the Company entered into a second convertible loan agreement with the same lender for $2.0 million which provided the lender the right to convert, at the lender’s election, unpaid principal and interest during the loan term into common shares of the Company at $2.15 per share.
In November 2005, the Company entered into an agreement with the lender of the two convertible loans referred to above to repay $4.0 million of these loans by issuing 2,453,988 common shares of the Company at $1.63 per share and to refinance the residual $4.0 million outstanding with a new $4.0 million promissory note due November 23, 2007 and bearing interest, payable monthly, at a rate of 8% per annum. The previously granted conversion rights attached to the two previously outstanding convertible loans were cancelled and the Company issued to the lender 2,000,000 purchase warrants, each of which entitles the holder to purchase one common share at a price of $2.00 per share until November 2007. This note was repaid in April 2006 (See Note 8).
Bank Note
In February 2003, the Company obtained a bank facility for up to $5.0 million to develop the southern expansion of its South Midway field. The bank facility was fully drawn in July 2004 and repayment of the principal and interest commenced in August 2004 with interest at 0.5% above the bank’s prime rate or 3.0% over the London Inter-Bank Offered rate, at the option of the Company. The principal and interest are repayable, monthly, over a three-year period ending July 2007. The note is secured by all the Company’s rights and interests in the South Midway properties. Subsequent to September 30, 2006 this note was repaid in advance of its scheduled maturity date from the proceeds of the Company’s new credit facility (See Note 14)
The scheduled maturities of the notes payable, excluding unamortized discount, as at September 30, 2006 were as follows:

2006	$1,032
2007	3,432
2008	2,460
2009	416

$7,340

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon its producing U.S. oil and gas properties and the RTPTM CDF. The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at September 30, 2006 was estimated at $2.6 million. The liability for the expected future cash flows, as reflected in the financial statements, has been discounted at 5% to 7% and the changes in the Company’s liability for the nine-month period ended September 30, 2006 were as follows:

Balance as at December 31, 2005	$1,780
Liabilities incurred	136
Liabilities transferred	(42)
Accretion expense	60
Revisions in estimated cash flows	112

Balance as at September 30, 2006	$2,046

7. COMMITMENTS AND CONTINGENCIES
Zitong Block Exploration Commitment
Under the production-sharing contract for the Zitong block, the Company was obligated to conduct a minimum exploration program during the first three years ending December 1, 2005 (“Phase 1”). The Phase 1 work program included acquiring approximately 300 miles of new seismic lines, reprocessing approximately 1,250 miles of existing seismic and drilling a minimum of approximately 23,000 feet. The Company completed Phase 1 with the exception of drilling approximately 13,800 feet. The first Phase 1 exploration well drilled in 2005 was suspended, having found no commercial quantities of hydrocarbons. Drilling on the second exploration well commenced in October 2006, but it is not expected to be completed and tested by November 30, 2006, the current deadline for completing the Phase 1 exploration program. In September 2006 the Company submitted a letter to PetroChina requesting that a further extension be granted to the Phase 1 exploration program, to a date 90 days following the completion of testing of the second well. Testing is estimated to be completed in April 2007. PetroChina replied to the letter and asked for further documentation regarding the adjustment to the work schedule. The Company has submitted this data, has received preliminary approval of the revised timetable and is awaiting PetroChina’s formal approval of the extension.
In January 2006, the Company farmed-out 10% of its working interest in the Zitong block to Mitsubishi Gas Chemical Company Inc. of Japan (“Mitsubishi”) for $4.0 million subject to the approval of China National Petroleum Corporation (“CNPC”) and PetroChina. The farm-out agreement became effective when this approval was obtained in May 2006 and the advance by Mitsubishi of the $4.0 million dollar farm-in payment to drill the second exploration well was received. Mitsubishi has the option to increase its participating interest to 20% by paying $0.4 million plus costs per percentage point prior to any discovery, or $8.0 million plus costs for an additional 10% interest after completion and testing of the first well drilled under the farm-out agreement. The Company and Mitsubishi (the “Zitong Partners”) will await the results of the second exploration well (see above) after which a decision will be made whether or not to enter into the next three-year exploration phase (“Phase 2”). The $4.0 million advance from Mitsubishi will be used to pay for the well and the unspent balance of the advance in the amount of $2.2 million is recorded as project advance from partner as at September 30, 2006. If the Company elects not to enter into Phase 2, it will be required to pay CNPC, within 30 days after its election, a cash equivalent of its share of the deficiency in the work program estimated to be $0.3 million after the drilling of the second Phase 1 well. If the Company elects not to enter Phase 2, costs related to the Zitong block in the approximate amount of $5.7 million will be required to be included in the depletable base of the China full cost pool. This may result in a ceiling test impairment related to the China full cost pool in a future period.

If the Zitong Partners elect to participate in Phase 2, they must complete a minimum work program involving the acquisition of approximately 200 miles of new seismic lines and approximately 23,000 feet of drilling, with estimated minimum expenditures for the program of $16 million. Following the completion of Phase 2, the Zitong Partners must relinquish all of the property except any areas identified for development and production. If the Zitong Partners elect to enter into Phase 2, they must complete the minimum work program or will be obligated to pay to CNPC the cash equivalent of the deficiency in the work program for that exploration phase.
Long Term Obligation
As part of the Merger with Ensyn, the Company assumed an obligation to pay $1.9 million in the event, and at such time that, the sale of units incorporating the RTPTM Technology for petroleum applications reach a total of $100.0 million. This obligation has been recorded in the Company’s consolidated balance sheet.
Other Commitments
As part of the Merger with Ensyn, the Company assumed an obligation to advance to a former affiliate of Ensyn (the “Former Ensyn Affiliate”) up to approximately $0.4 million if the Former Ensyn Affiliate cannot meet certain debt servicing ratios required under a Canadian municipal government loan agreement. The principal amount of this loan is repayable in nine equal annual installments commencing April 1, 2006 and ending April 1, 2014. The parent corporation of the Former Ensyn Affiliate has agreed to indemnify the Company for any amounts advanced to the Former Ensyn Affiliate under the loan agreement.
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
8. SHARE CAPITAL
Following is a summary of the changes in share capital and stock options outstanding for the nine-month period ended September 30, 2006:

	Common Shares			Stock Options
					Weighted
					Average
					Exercise
	Number		Contributed	Number	Price
	(thousands)	Amount	Surplus	(thousands)	Cdn.$
Balance December 31, 2005	220,779	$291,088	$3,820	10,278	$2.21
Shares issued for:
Acquisition of oil and gas assets	8,592	20,000	—	—	—
Private placements, net of share issue costs	11,400	6,493	—	—	—
Services	148	401	—	—	—
Exercise of options	277	710	(239)	(277)	$2.09
Options:
Granted	—	—	—	3,200	$3.12
Expired	—	—	—	(592)	$3.42
Stock based compensation	—	—	2,174	—	—

Balance September 30, 2006	241,196	$318,692	$5,755	12,609	$2.39

Purchase Warrants

The following reflects the changes in the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the nine-month period ended September 30, 2006:

		Common
	Purchase	Shares
	Warrants	Issuable
	(thousands)
Balance December 31, 2005	25,469	21,883
Purchase warrants expired	(7,173)	(3,587)
Private placements	11,400	11,400

Balance September 30, 2006	29,696	29,696

On April 7, 2006, the Company closed a special warrant financing by way of private placement for $25.4 million. The financing consisted of 11,400,000 special warrants issued for cash at $2.23 per special warrant. Each special warrant entitled the holder to receive, at no additional cost, one common share and one common share purchase warrant. All of the special warrants were subsequently exercised for common shares and common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing.
A portion of the proceeds of the financing, in the amount of $4.0 million, has been used to pay down long term debt.
As at September 30, 2006, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise
Year of	Special			Shares			Price per
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share
		(thousands)			($U.S. 000)
2005	Cdn. $3.10	4,100	4,100	4,100	$2,412	April 2007	Cdn. $3.50
2005	Cdn. $3.10	1,000	1,000	1,000	534	July 2007	Cdn. $3.50
2005	U.S. $1.63	11,196	11,196	11,196	1,891	November 2007	U.S. $2.50
2005	n/a	2,000	2,000	2,000	313	November 2007	U.S. $2.00
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	U.S. $2.63

		29,696	29,696	29,696	23,955

The weighted average exercise price of the exercisable purchase warrants, as at September 30, 2006 was U.S. $2.63 per share.
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
For the three-month and nine-month periods ended September 30, 2006, the Company expensed $1.1 million and $2.2 million in stock based compensation. During those same periods in 2005, $0.6 million and $1.4 million were expensed.

10. PROVISION FOR IMPAIRMENT
On March 25, 2006, the Ministry of Finance of the Peoples Republic of China (“PRC”) issued the “Administrative Measures on Collection of Windfall Gain Levy on Oil Exploitation Business” (the “Windfall Levy Measures”). According to the Windfall Levy Measures, effective as of March 26, 2006, enterprises exploiting and selling crude oil in the PRC are subject to a windfall gain levy (the “Windfall Levy”) if the monthly weighted average price of crude oil is above $40 per barrel. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. The amounts paid for the Windfall Levy are included with operating expenses in the accompanying statements of operations. The Company understands that the Windfall Levy will be deductible for corporate income tax purposes in the PRC and will not be eligible for cost recovery under the Company’s production sharing contract with CNPC in respect of the Dagang project. In addition, we evaluate the carrying value of our oil and gas properties for impairment and recognize any impairment on a quarterly basis. The imposition of the Windfall Levy resulted in an impairment of the Company’s oil and gas properties of nil and $0.8 million for the three-month and nine-month periods ended September 30, 2006.
11. SEGMENT INFORMATION
The Company has three reportable business segments: Oil and Gas, HTL and GTL.
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
HTL
A second and more significant segment is to increase the Company’s oil reserves through the deployment of our RTPTM Technology. The technology can be used to upgrade heavy oil at facilities located in the field to produce lighter, more valuable crude. In addition, an RTPTM facility can yield surplus energy for producing steam and electricity used in heavy-oil production. The thermal energy from the RTPTM process provides heavy-oil producers with an alternative to natural gas that now is widely used to generate steam.
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

The following tables present the Company’s interim segment information for the three-month and nine-month periods ended September 30, 2006 and 2005 and identifiable assets as at September 30, 2006 and December 31, 2005:

	Three-Month Period Ended September 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total

Oil and gas revenue	$3,396	$10,349	$—	$—	$—	$13,745
Interest income	46	27	—	—	197	270

	3,442	10,376	—	—	197	14,015

Operating costs	976	3,748	—	—	—	4,724
General and administrative	431	359	—	—	2,131	2,921
Business and product development	—	—	1,657	382	4	2,043
Depletion and depreciation	1,445	5,910	413	3	1	7,772
Interest expense and financing costs	60	35	—	—	116	211
Write off of deferred acquisition costs	—	732	—	—	—	732

	2,912	10,784	2,070	385	2,252	18,403

Net Income (Loss)	$530	$(408)	$(2,070)	$(385)	$(2,055)	$(4,388)

Capital Investments	$2,929	$1,630	$393	$67	$—	$5,019

	Nine-Month Period Ended September 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$9,455	$26,930	$—	$—	$—	$36,385
Interest income	112	42	—	—	424	578

	9,567	26,972	—	—	424	36,963

Operating costs	3,092	8,206	—	—	—	11,298
General and administrative	1,353	1,038	—	—	5,257	7,648
Business and product development	—	—	4,004	1,151	4	5,159
Depletion and depreciation	3,906	17,573	3,317	8	4	24,808
Interest expense and financing costs	189	141	3	—	404	737
Write off of deferred acquisition costs	—	732	—	—	—	732
Write-downs and provision for impairment	—	750	—	—	—	750

	8,540	28,440	7,324	1,159	5,669	51,132

Net Income (Loss)	$1,027	$(1,468)	$(7,324)	$(1,159)	$(5,245)	$(14,169)

Capital Investments	$4,982	$6,292	$1,909	$439	$—	$13,622

Identifiable Assets (As at September 30, 2006)	$43,296	$84,036	$106,997	$15,038	$14,875	$264,242

Identifiable Assets (As at December 31, 2005)	$48,070	$65,020	$107,869	$14,609	$5,309	$240,877

	Three-Month Period Ended September 30, 2005
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$4,336	$4,547	$—	$—	$—	$8,883
Interest income	8	3	—	—	13	24

	4,344	4,550	—	—	13	8,907

Operating costs	1,180	551	—	—	—	1,731
General and administrative	210	1,050	—	—	1,151	2,411
Business and product development	—	—	1,208	296	—	1,504
Depletion and depreciation	1,286	3,185	1	3	1	4,476
Interest expense and financing costs	79	—	2	—	460	541
Write down and provision for impairment	—	—	357	—	—	357

	2,755	4,786	1,568	299	1,612	11,020

Net Income (Loss)	$1,589	$(236)	$(1,568)	$(299)	$(1,599)	$(2,113)

Capital Investments	$2,789	$5,860	$894	$246	$—	$9,789

	Nine-Month Period Ended September 30, 2005
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$10,500	$10,693	$—	$—	$—	$21,193
Interest income	18	6	—	—	71	95

	10,518	10,699	—	—	71	21,288

Operating costs	3,448	1,816	—	—	—	5,264
General and administrative	624	1,412	—	—	4,292	6,328
Business and product development	—	—	2,382	1,019	—	3,401
Depletion and depreciation	3,768	5,457	12	8	5	9,250
Interest expense and financing costs	233	—	2	—	801	1,036
Write down and provision for impairment	—	—	357	279	—	636

	8,073	8,685	2,753	1,306	5,098	25,915

Net Income (Loss)	$2,445	$2,014	$(2,753)	$(1,306)	$(5,027)	$(4,627)

Capital Investments	$5,309	$24,120	$3,738	$977	$—	$34,144

12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month and nine-month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cash paid during the period for:
Income taxes	$—	$13	$6	$17

Interest	$73	$107	$371	$372

Investing and Financing activities, non-cash:
Acquisition of oil and gas assets (see note 13)
Shares issued	$—	$—	$20,000	$—
Debt issued	—	—	6,547	—
Receivable applied to acquisition	—	—	1,746	—

	$—	$—	$28,293	$—

Shares issued for Merger (see note 13)	$—	$75,000	$—	$75,000

Changes in non-cash working capital items
Operating Activities:
Accounts receivable	$(1,130)	$(2,830)	$(2,986)	$(3,144)
Prepaid and other current assets	26	101	(71)	56
Accounts payable and accrued liabilities	1,383	1,058	(543)	673

	279	(1,671)	(3,600)	(2,415)

Investing Activities
Accounts receivable	(49)	804	2,163	999
Prepaid and other current assets	(16)	158	28	508
Accounts payable and accrued liabilities	(4,177)	402	(12,462)	9,769
Project advance from partner	(1,064)	—	2,186	—

	(5,306)	1,364	(8,085)	11,276

	$(5,027)	$(307)	$(11,685)	$8,861

13. MERGER AND ACQUISITIONS
On April 15, 2005, the Company and Ensyn completed the Merger (as more fully described in the Company’s 2005 Annual Report filed on Form 10-K) in which the Company paid $10.0 million in cash and issued approximately 30 million common shares of the Company (“Merger Shares”) in exchange for all of the issued and outstanding Ensyn common shares. Ten million of the Merger Shares issued were deposited in an escrow fund and are being held to secure certain obligations on the part of the former Ensyn stockholders to indemnify the Company for damages in the event of any breaches of representations, warranties and covenants in the Merger Agreement and certain liabilities, including those arising from any failure by Ensyn to meet certain development milestones set out in the Merger Agreement. Subject to any prior claims by the Company for indemnification, one-half of the Merger Shares in this escrow fund will be released to the Ensyn shareholders as of (i) the date that the Company, Ensyn or any of their respective controlled affiliate enters into a definitive agreement with an unaffiliated third party for the construction or use of a process plant equipped with RTPTM Technology and having a minimum daily input processing capacity of 10,000 Bop/d (an “RTPTM Plant”) or (ii) the second anniversary of the closing date of the Merger, whichever is earlier. The balance of the Merger Shares will be released, subject to any prior claims by the Company for indemnification, as of (i) the date that the Company, Ensyn or any of their respective controlled affiliates enters into a second definitive agreement for the construction or use of an RTPTM Plant, (ii) the second anniversary of the date of the initial definitive agreement for the construction or use of any RTPTM Plant, or (iii) the third anniversary of the closing date of the Merger, whichever is earliest.
The January 2004 Dagang field farm-out agreement between the Company and Richfirst Holdings Limited (“Richfirst”), provided Richfirst with the right to exchange its working interest in the Dagang field for common shares of the Company at any time prior to eighteen months after the closing of the farm-out transaction contemplated by the agreement. Richfirst elected to exchange its 40% working interest in the Dagang field and, in February 2006, the Company re-acquired Richfirst’s 40% working interest for total consideration of $28.3 million consisting of $20.0 million paid by way of the issuance to Richfirst of 8,591,434 common shares of the Company, a non-interest bearing, unsecured promissory note in the principal amount approximately $7.4 million ($6.5 million after being discounted to net present value) and the forgiveness of $1.8 million of unpaid joint venture receivables. The promissory note is payable in 36 equal monthly installments commencing March 31, 2006. The Company has the right, during the three-year loan repayment period, to require Richfirst to convert the remaining unpaid balance of the promissory note into common shares of Sunwing Energy Ltd (“Sunwing”), the Company’s wholly-owned subsidiary, or another company owning all of the outstanding shares of Sunwing, subject to Sunwing or the other company having obtained a listing of its common shares on a prescribed stock exchange. The number of shares issued would be determined by dividing the then outstanding principal balance under the promissory note by the issue price of shares of the newly listed company issued in the transaction that results in the listing, less a 10% discount.
In February 2006, the Company signed a non-binding memorandum of understanding regarding a proposed merger of Sunwing with China Mineral Acquisition Corporation (“CMA”), a U.S. public corporation. In May 2006 the parties entered a definitive agreement for the transaction. If the transaction had been competed, CMA would have effectively acquired all of the issued and outstanding shares of Sunwing for a deemed estimated value of $100 million subject to working capital and long-term debt adjustments at closing and the Company would have received common stock of CMA representing a substantial majority of the issued and outstanding shares of CMA after the merger. The transaction was expected to be accounted for as a reverse acquisition. CMA’s bylaws stipulated that if the transaction was not completed by August 31, 2006 CMA would be required to dissolve and distribute its assets (substantially all of which was cash) to its shareholders. CMA requested, but was unable to obtain, an extension of this deadline from its shareholders. Insofar as the transaction could not be completed by the August 31 deadline, the definitive agreement was terminated. As a result, the Company wrote off deferred acquisition costs previously capitalized in the amount of $0.7 million.
14. SUBSEQUENT EVENTS
In October 2006 the Company appointed LaSalle Bank N.A. its lead corporate bank for its business transactions worldwide. LaSalle’s parent company is Netherlands-based ABN AMRO N.V. As an initial step, the Company has obtained a $15 million Senior Secured Revolving/Term Credit Facility with an initial borrower base of $8 million. The facility is for two years, the first 18 months in the form of a revolver and at the end of 18 months, the then outstanding amount will convert into a six-month amortizing loan. Depending on the drawn amount, interest, at the Company’s option, will be either at 1.75% to 2.25%, above the bank’s base rate or 2.75% to 3.25% over LIBOR. The loan terms include the requirement for the Company to enter two-year hedging contracts covering approximately 75% of the Company's estimated production from its South Midway property in California. The facility will be available for the development of oil and gas properties, general corporate purposes and for the commencement of engineering of HTL commercial activities.
In October 2006 the Company reached an agreement to sell its interest in the LAK Ranch Project to Derek Oil & Gas for $800,000, comprised of cash of $600,000 due at closing and a maximum of $200,000 to be paid through a 5% gross overriding interest on future production from the project. The agreement is subject to the completion of definitive documentation.
15. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP
The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:
Condensed Consolidated Balance Sheets
     Shareholders’ Equity and Oil and Gas Properties and Investments

	As at September 30, 2006
	Oil and Gas	Shareholders’ Equity
	Properties and	Share Capital	Contributed	Accumulated
	Investments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$130,878	$342,647	$5,755	$(109,460)	$238,942
Adjustments for:
Reduction in stated capital (i)	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	(373)	(3,375)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iii)	1,358	1,358	—	—	1,358
Provision for impairment (iv)	(18,170)	—	—	(18,170)	(18,170)
Depletion adjustments due to differences in provision for impairment (v)	3,471	—	—	3,471	3,471
HTL and GTL development costs expensed (vi)	(11,643)	—	—	(11,643)	(11,643)

U.S. GAAP	$105,894	$418,087	$2,380	$(206,509)	$213,958

	As at December 31, 2005
	Oil and Gas	Shareholders’ Equity
	Properties and	Share Capital	Contributed	Accumulated
	Investments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$119,654	$296,238	$3,820	$(95,291)	$204,767
Adjustments for:
Reduction in stated capital (i)	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	(316)	(3,432)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iii)	1,358	1,358	—	—	1,358
Provision for impairment (iv)	(8,150)	—	—	(8,150)	(8,150)
Depletion adjustments due to differences in provision for impairment (v)	1,562	—	—	1,562	1,562
HTL and GTL development costs expensed (vi)	(10,712)	—	—	(10,712)	(10,712)

U.S. GAAP	$103,712	$371,735	$388	$(183,298)	$188,825

     Shareholders’ Equity
     (i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization. The effect of this is that under U.S. GAAP, share capital and accumulated deficit are increased by $74.5 million as at September 30, 2006 and December 31, 2005.
     (ii) For Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. For U.S. GAAP, prior to January 1, 2006 the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. This resulted in a reduction of $3.7 million in the accumulated deficit as at September 30, 2006, and December 31, 2005, equal to accumulated stock based compensation for stock options granted to employees and directors since January 1, 2002 and expensed through December 31, 2005 under Canadian GAAP.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006. Under the modified prospective basis the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There were no differences in the Company’s stock based compensation expense in its financial statements for Canadian GAAP and U.S. GAAP for the three-month and nine-month periods ended September 30, 2006.
     Oil and Gas Properties and Investments
     (iii) For U.S. GAAP purposes, the aggregate value attributed to the acquisition of U.S. royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.
     (iv) As more fully described in our financial statements in Item 8 of our 2005 Annual Report filed on Form 10-K, there are differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the three-months and nine-months ended September 30, 2006 an impairment provision of $3.6 million and $10.8 million was required compared to nil and a $0.8 million impairment provision under Canadian GAAP for those same periods. The differences in the ceiling test impairments by period for the U.S. and China properties between U.S. and Canadian GAAP as at September 30, 2006 were as follows:

	Ceiling Test Impairments		(Increase)
	U.S. GAAP	Canadian GAAP	Decrease
U.S. Properties
Prior to 2004	$34,000	$34,000	$—
2004	15,000	16,350	1,350
2005	2,800	—	(2,800)
2006	3,100	—	(3,100)

	54,900	50,350	(4,550)

China Properties
Prior to 2004	10,000	—	(10,000)
2004	—	—	—
2005	1,700	5,000	3,300
2006	7,670	750	(6,920)

	19,370	5,750	(13,620)

	$74,270	$56,100	$(18,170)

     (v) The differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion of $3.5 million and $1.6 million as at September 30, 2006 and December 31, 2005.
     (vi) As more fully described in our financial statements in Item 8 of our 2005 Annual Report filed on Form 10-K, for Canadian GAAP, the Company capitalizes certain costs incurred for HTL and GTL projects subsequent to executing a memorandum of understanding to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects’ products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in the investments in HTL and GTL assets. For U.S. GAAP, feasibility, marketing and related costs incurred prior to executing an HTL or GTL definitive agreement are considered to be research and development and are expensed as incurred. As at September 30, 2006 and December 31, 2005, the Company capitalized $11.7 million and $10.7 million for Canadian GAAP, which was expensed for U.S. GAAP purposes.
Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Three-Month Periods Ended September 30,
	2006		2005
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$(4,388)	$(0.02)	$(2,113)	$(0.01)
Stock based compensation expense (vii)	—	—	540	—
Provision for impairment (iv and viii)	(3,570)	(0.01)	—	—
Depletion adjustments due to differences in provision for impairment (viii)	887	—	418	—
HTL and GTL development costs expensed, net (ix)	(46)	—	(688)	—

U.S. GAAP	$(7,117)	$(0.03)	$(1,843)	$(0.01)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		241,181		206,629

	Nine Month Periods Ended September 30,
	2006		2005
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$(14,169)	$(0.06)	$(4,627)	$(0.02)
Stock based compensation expense (vii)	—	—	1,338	0.01
Provision for impairment (iv and viii)	(10,020)	(0.04)	—	—
Depletion adjustments due to differences in provision for impairment (viii)	1,909	—	846	—
HTL and GTL development costs expensed, net (ix)	(931)	—	(3,972)	(0.02)

U.S. GAAP	$(23,211)	$(0.10)	$(6,415)	$(0.03)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		233,766		191,374

     (vii) As discussed under “Shareholders’ Equity” in this note, for U.S. GAAP, the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors prior to January 1, 2006. This resulted in a reduction of $0.5 million and $1.3 million in the net loss for the three-month and nine-month periods ended September 30, 2005. Also, discussed under “Shareholders’ Equity” in this note, for U.S. GAAP, the Company implemented SFAS 123(R) on January 1, 2006 which resulted in no differences in stock based compensation expense for the three-month and nine-month periods ended September 30, 2006.
     (viii) As discussed under “Oil and Gas Properties and Investments” in this note, there is a difference in performing the ceiling test evaluation under the full cost method of the accounting rules between U.S. and Canadian GAAP. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties of $18.2 million as at September 30, 2006. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction of $0.9 million and $1.9 million in the net losses for the three-month and nine-month periods ended September 30, 2006 and a reduction of $0.4 million and $0.8 million in the net losses for the three-month an nine-month periods ended September 30, 2005.
     (ix) As more fully described under “Oil and Gas Properties and Investments” in this note, for Canadian GAAP, feasibility, marketing and related costs incurred prior to executing an HTL or GTL definitive agreement are capitalized and are subsequently written down upon determination that a project’s future value has been impaired. For U.S. GAAP, such costs are considered to be research and development and are expensed as incurred. For the three-month and nine-month periods ended September 30, 2006 the Company expensed nil and $0.9 million and expensed $0.7 million and $4.0 million for those same periods in 2005 in excess of the Canadian GAAP write-downs during those corresponding periods.
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
The fair value of each option award is estimated on the date of grant using the B-S option-pricing formula and amortized on a straight-line attribution approach with the following weighted-average assumptions for the nine-month period ended September 30, 2006:

Expected term (in years)	4.00
Volatility	81.96%
Dividend Yield	0.00%
Risk-free rate	4.21%
The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The fair value of stock-based payments were valued using the B-S valuation method with an expected volatility factor based on the Company’s historical stock prices. The B-S valuation model calls for a single expected dividend yield as an input. The Company has not paid and does not anticipate paying any dividends in the near future. The Company bases the risk-free interest rate used in the B-S valuation method on the implied yield currently available on Canadian zero-coupon issue bonds with an equivalent remaining term. When estimating forfeitures, the Company considers historical voluntary termination behavior as well as future expectations of workforce reductions. The estimated forfeiture rate as at September 30, 2006 is 22.3%. The Company recognizes compensation costs only for those equity awards expected to vest.
The summary of option activity as at September 30, 2006, and changes during the nine-month period then ended is presented below:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Cdn.$ in
	(thousands)	(Cdn.$)		thousands)
Outstanding at December 31, 2005	10,278	$2.21
Granted	3,200	$3.12
Exercised	(277)	$2.09
Cancelled/forfeited	(592)	$3.42

Outstanding at September 30, 2006	12,609	$2.39	3.4	$4,277

Options exercisable at September 30, 2006	7,792	$1.91	2.5	$4,277

The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $0.2 million.
A summary of the Company’s unvested options as at September 30, 2006, and changes during the nine-month period ended September 30, 2006, is presented below:

		Weighted-
	Number	Average
	of Stock	Grant Date
	Options	Fair Value
	(thousands)	(Cdn.$)
Outstanding at December 31, 2005	3,731	$1.47
Granted	3,200	$1.44
Vested	(1,835)	$1.12
Cancelled/forfeited	(279)	$1.22

Outstanding at September 30, 2006	4,817	$1.53

As at September 30, 2006, there was $5.8 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine-month period ended September 30, 2006 was $2.5 million.
Had stock based compensation expense been determined based on fair value at the stock option grant date, consistent with the method of SFAS No. 123 prior to January 1, 2006 the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

For the three-month period ended September 30, 2005:
Net loss under U.S. GAAP	$(1,843)
Stock-based compensation expense determined under the fair value based method for employee and director awards	(570)

Pro forma net loss under U.S. GAAP	$(2,413)

Basic loss per common share under U.S. GAAP:
As reported	$(0.01)
Pro forma	$(0.01)

Weighted Average Number of Shares under U.S. GAAP (in thousands)	(206,629)

For the nine-month period ended September 30, 2005:
Net loss under U.S. GAAP	$(6,415)
Stock-based compensation expense determined under the fair value based method for employee and director awards	(1,430)

Pro forma net loss under U.S. GAAP	$(7,845)

Basic loss per common share under U.S. GAAP:
As reported	$(0.03)
Pro forma	$(0.04)

Weighted Average Number of Shares under U.S. GAAP (in thousands)	(191,374)

Prior to January 1, 2006 stock based compensation for U.S. GAAP was calculated in accordance with the B-S option-pricing model using the same assumptions as used for Canadian GAAP.
     Pro Forma Effect of Merger and Acquisition
The Company’s U.S. GAAP consolidated results of operations for the three-month and nine-month periods ended September 30, 2005 included a net loss of $0.7 million, or nil per share and $1.3 million, or $0.01 per share, associated with the operations acquired from Ensyn after the completion of the Merger on April 15, 2005. Had the Merger been completed on January 1, 2005, the U.S. GAAP pro forma revenue, net loss and net loss per share of the merged entity for the three-month and nine-month periods ended September 30, 2005 would have been as follows:

	Three-Month Period Ended
	September 30, 2005
		Net	Net Loss
	Revenue	Loss	Per Share
As reported	$8,907	$(1,843)	$(0.01)
Pro forma adjustments	—	—	—

	$8,907	$(1,843)	$(0.01)

Weighted Average Number of Shares (in thousands)			206,629

	Nine-Month Period Ended
	September 30, 2005
		Net	Net Loss
	Revenue	Loss	Per Share
As reported	$21,288	$(6,415)	$(0.03)
Pro forma adjustments	736	(730)	—

	$22,024	$(7,145)	$(0.03)

Weighted Average Number of Shares (in thousands)			202,583

Had the acquisition of Richfirst’s 40% working interest in the Dagang field been completed January 1, 2006 or 2005, the U.S. GAAP pro forma revenue, net loss and net loss per share of the consolidated operations for the three-month and nine-month periods ended September 30, 2006 and 2005 would have been as follows:

	Three Months Ended September 30,
	2006			2005
		Net Income	Net Income		Net Income	Net Income
	Revenue	(Loss)	(Loss) Per Share	Revenue	(Loss)	(Loss) Per Share
As reported	$14,015	$(7,117)	$(0.03)	$8,907	$(1,843)	$(0.01)
Pro forma adjustments	—	—	—	2,786	539	—

	$14,015	$(7,117)	$(0.03)	$11,693	$(1,304)	$(0.01)

Weighted Average Number of Shares (in thousands)			241,181			215,220

	Nine Months Ended September 30,
	2006			2005
		Net Income	Net Income		Net Income	Net Income
	Revenue	(Loss)	(Loss) Per Share	Revenue	(Loss)	(Loss) Per Share
As reported	$36,963	$(23,211)	$(0.10)	$21,288	$(6,415)	$(0.03)
Pro forma adjustments	1,051	809	—	6,239	1,364	—

	$38,014	$(22,402)	$(0.10)	$27,527	$(5,051)	$(0.03)

Weighted Average Number of Shares (in thousands)			235,371			199,965

Condensed Consolidated Statements of Cash Flow
As a result of the write-down of HTL and GTL development costs required under U.S. GAAP, the statements of cash flows as reported would result in a cash surplus from operating activities of $5.6 million and $10.4 million for the three-month and nine-month periods ended September 30, 2006. Cash provided by operating activities would be $1.8 million and $0.6 million for the three-month and nine-month periods ended September 30, 2005. Additionally, capital investments reported under investing activities would be $5.0 million and $12.7 million for the three-month and nine-month periods ended September 30, 2006 and $9.1 million and $29.5 million for the three-month and nine-month periods ended September 30, 2005.
Impact of New and Pending Canadian GAAP Accounting Standards
Commencing with the Company’s 2007 fiscal year, the proposed amended recommendations of the CICA for accounting for business combinations will apply to the Company’s business combinations, if any, with an acquisition date of January 1, 2007, or later. Whether the Company would be materially affected by the proposed amended recommendations would depend upon the specific facts of the business combinations, if any, occurring on or after January1, 2007. Generally, the proposed recommendations will result in measuring business acquisitions at the fair value of the acquired entities and a prospectively applied shift from a parent company conceptual view of consolidation theory (which results in the parent company recording the book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent company recording the fair values attributable to non-controlling interests).
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
In January 2005, the CICA approved Section 1530 “Comprehensive Income” (“S.1530”), Section 3855 “Financial Instruments – Recognition and Measurement” (“S.3855”) and Section 3865 “Hedges” (“S.3865”) to harmonize, in most respects, financial instrument and hedge accounting with U.S. GAAP and introduce the concept of comprehensive income. S.1530 requires presentation of certain gains and losses outside of net income, such as unrealized gains and losses related to hedges or other derivative instruments. S.3855 establishes standards for recognizing and measuring financial assets and financial liabilities and non-financial derivatives as required to be disclosed under Section 3861 “Financial Instruments Disclosure and Presentation”, S.3865 establishes standards for how and when hedge accounting may be applied. The Company applies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for U.S. GAAP purposes and will implement S.3865 for Canadian GAAP for hedging activities. These sections apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies as the time of adoption.
In January 2005, the CICA approved Section 3251 “Equity” which establishes standards for the presentation of equity and changes in equity during a reporting period. This section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2005 and is not expected to have a material impact on the Company’s financial statements.
Impact of New and Pending U.S. GAAP Accounting Standards
In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”). The interpretations in this bulletin express the staff’s views regarding the process of quantifying financial statement misstatements and are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is not expected to have a material impact on the Company’s financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, however, for some entities the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. Management is in the process of reviewing the requirements of this recent statement.
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
With the exception of historical information, certain matters discussed in this Form 10-Q, including in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-Q, including statements which may contain words such as “could”, “propose”, “should”, “intend”, “expect”, “believe”, “will” and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Forward-looking statements can also include discussions relating to future production associated with our RTPTM Technology and our Peach and North Yowlumne prospects. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and the potential success of heavy-to–light and gas-to-liquids development technologies, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.
The above items and their possible impact are discussed more fully in the section entitled “Risk Factors” in Item 1 and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2005 Annual Report on Form 10-K.
The following should be read in conjunction with the Company’s consolidated financial statements contained herein, and the consolidated financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-Q for the quarter ended June 30, 2006 and in the Form 10-K for the year ended December 31, 2005. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. The unaudited condensed consolidated financial statements in this Quarterly Report filed on Form 10-Q have been prepared in accordance with GAAP in Canada. The impact of significant differences between Canadian GAAP and U.S. GAAP on the unaudited condensed consolidated financial statements is disclosed in Note 15.
SPECIAL NOTE TO CANADIAN INVESTORS
The Company is a registrant under the Securities Exchange Act of 1934 and voluntarily files reports with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are U.S. domestic issuers. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, the Canadian Securities Administrators (“CSA”) adopted National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (NI 51-101) which prescribes certain standards for the preparation and disclosure of reserves and related information by Canadian issuers. We have been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors on page 14 of our 2005 Annual Report on Form 10-K.
Unless we indicate otherwise, all dollar amounts ($) are in U.S. dollars, and oil and gas volumes, reserves and related performance measures are presented on a working-interest, after-royalties basis.

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
Electronic copies of our filings with the SEC and the CSA are available, free of charge, through our web site (www.ivanhoeenergy.com) or, upon request, by contacting our investor relations department at (604) 688-8323. Alternatively, the SEC and the CSA each maintains a website (www.sec.gov and www.sedar.com) that contains our periodic reports and other public filings with the SEC and the CSA.
Executive Overview of 2006 Results
Ivanhoe Energy is an independent, international energy development and production company focused on pursuing long-term growth in its reserves and production using advanced technologies. In particular, we have sharpened our focus during the past quarter on our heavy oil business activities, including advancing the development of the HTL technology.
Ivanhoe Energy’s proprietary HTL technology, using the patented RTPTM process, upgrades the quality of heavy oil and bitumen by producing lighter, more valuable crude oil, along with by-product energy which can be used to generate steam or electricity. The HTL technology has the potential to substantially improve the economics of heavy oil development by addressing the main challenges of heavy oil production in relatively small minimum scale, field-located upgraders: the need for onsite energy, the transportation challenge of heavy oil, and wide heavy-light oil price differentials.
In order to build a substantial reserve base from our technologies, the Company has been working on six fronts:
1.	Increased focus of the company’s resources on building an HTL business. We will continue to shift our people and our financial resources in support of our goal, and we will continue to take corporate actions that demonstrate an ever-increasing focus on the commercialization and implementation of the HTL technology. For example, the sale of LAK Ranch in Wyoming was pursued in part because the field was determined to not be of sufficient size to support an HTL plant.

2.	Advancing the technology. The RTPTM CDF has been an area of significant focus for us over the past few quarters, but is only one tool in the HTL development program. We have a number of tools available as we move towards the commercial implementation of HTL. Considerable data has also been derived from the operation of the 20-barrel-per-day petroleum pilot plant that was used to complete the original petroleum development work, as well as the extensive experience that exists within Ensyn as a result of operating the core technology commercially for over 15 years in the biomass business.

Additional development work will continue as we advance the technology through the first commercial application and beyond.

3.	Advancing our business development to find and reach agreements where our technologies can be used. Although we are focusing more of our resources on our HTL opportunities, we continue our effort around a GTL project. To accelerate the pace of reaching commercial agreements, we have solicited the expertise of our outstanding Board of Directors to support our business development activities.

4.	Enhancing our financial position in anticipation of major projects. Implementation of large projects requires significant capital outlays. We are refining our financing plans and establishing the relationships required for the development activities ahead. Some of our initial activities have included the $15 million LaSalle facility and revisions to our capital budget for the remainder of 2006 and the development of our 2007 budget.

5.	Building the relationships that we will need for the future. Implementation of our technologies demands close alignment with partners, suppliers, host governments and financiers. The initiatives that we have just announced with AMEC and LaSalle are solid steps in establishing those relationships we need for future success.

6.	Building internal capabilities in advance of major projects. The HTL technical team, which includes our own staff, specialized consultants including the inventors of the technology from Ensyn, and our EOR team will be supplemented and expanded to add additional expertise in areas such as project management. During the third quarter, we added process engineering expertise to our HTL team and have pending agreements with other engineering talent.
A current strategy of the Company is to produce operating cash flows from oil and gas properties in China and the U.S. to help the Company position itself for substantial gains in the commercial application of its technologies, particularly its HTL technology. In the pursuit of that strategy, the exchange of Company shares for the re-acquisition of the 40% working interest in the China Dagang operation completed earlier in the year resulted in a quarterly increase in our China production that, together with price increases, brought quarterly revenues to a level 97% higher than in the same period of 2005. Our cash flow from operations improved significantly to $5.6 million this quarter compared to $2.5 million in the same three month period a year ago, although our net losses increased due to significant increases in depletion and depreciation expense.
The following table sets forth certain selected consolidated data for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(stated in thousands of U.S. dollars, except per share and production amounts)	2006	2005	2006	2005
Oil and gas revenue	$13,745	$8,883	$36,385	$21,193
Net loss	$(4,388)	$(2,113)	$(14,169)	$(4,627)
Net loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Average production (Boe/d)	2,306	1,902	2,192	1,741
Net operating revenue per Boe	$42.99	$40.87	$41.91	$33.51
Capital investments	$5,019	$9,789	$13,622	$34,144
Cash flow from operating activities	$5,643	$2,524	$11,345	$5,189
Financial Results – Change in Net Loss
The following provides an analysis of our changes in net losses for the three-month and nine-month periods ended September 30, 2006 when compared to the same period for 2005:

	Three-Months	Nine-Months
	Ended	Ended
(stated in thousands of U.S. Dollars)	September 30,	September 30,
Net Losses for 2005	$(2,113)	$(4,627)
		,

Favorable (unfavorable) variances:
Cash Items:
Net Operating Revenues:
Production volumes	2,144	6,527
Oil and gas prices	2,718	8,665
Less: Operating costs	(2,993)	(6,034)

	1,869	9,158

General and administrative	(20)	(703)
Business and product development	(518)	(1,625)
Acquisition costs	(230)	(732)
Net interest	690	1,099

Total Cash Variances	1,791	7,197

Non-Cash Items:
Depletion and depreciation	(3,296)	(15,558)
Stock based compensation	(511)	(750)
Write off of deferred acquisition costs	(502)	—
Write-downs of HTL and GTL investments	357	636
Impairment of China oil and gas properties	—	(750)
Other	(114)	(317)

Total Non-Cash Variances	(4,066)	(16,739)

Net Losses for 2006	$(4,388)	$(14,169)

Our net loss for the three-month period ended September 30, 2006 was $4.4 million ($0.02 per share) compared to our net loss for the same period in 2005 of $2.1 million ($0.01 per share). The increase in our net loss from 2005 to 2006 of $2.3 million is mainly due to a $3.3 million increase in depletion and depreciation, and a $1.3 million increase in general and administrative, business and product development expenses and CMA related acquisition costs, partially offset by a $1.9 million increase in net operating revenues and a $0.7 million decrease in net interest.

Our net loss for the nine-month period ended September 30, 2006 was $14.2 million ($0.06 per share) compared to our net loss for the same period in 2005 of $4.6 million ($0.02 per share). The increase in our net loss from 2005 to 2006 of $9.6 million is mainly due to a $15.6 million increase in depletion and depreciation, and a $3.1 million increase in general and administrative, business and product development expenses and CMA related acquisition costs, partially offset by a $9.2 million increase in net operating revenues and a $1.1 million decrease in net interest.
Significant variances are explained in the sections that follow.
Net Operating Revenues
The following is a comparison of changes in production volumes for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005:

	Three-Month Periods Ended			Nine-Month Periods Ended
	September 30,			September 30,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2006	2005	Change	2006	2005	Change
China:
Dagang	147,571	80,799	83%	414,660	199,320	108%
Daqing	5,196	6,087	-15%	17,189	25,935	-34%

	152,767	86,886	76%	431,849	225,255	92%

U.S.:
South Midway	49,901	46,994	6%	141,113	148,314	-5%
Spraberry	6,200	7,232	-14%	18,167	21,496	-15%
Citrus	212	8,463	-97%	4,631	26,807	-83%
Knights Landing	29	24,559	-100%	175	52,482	-100%
Others	716	870	-18%	2,570	880	192%

	57,058	88,118	-35%	166,656	249,979	-33%

	209,825	175,004	20%	598,505	475,234	26%

Net production volumes for the three-month period ended September 30, 2006 increased 20% when compared to the same period in 2005 due to a 76% increase in production volumes in our China properties offset by a 35% decrease in our U.S. properties, resulting in increased revenues of $2.1 million. The increase in production volumes for the nine-month period ended September 30, 2006 of 26% was due to a 92% increase in production volumes in our China properties offset by a 33% decrease in our U.S. properties, resulting in increased revenues of $6.5 million.
Oil and gas prices increased 29% and 36% per Boe for the three-month and nine-month periods ended September 30, 2006 generating $2.7 million and $8.7 million in additional revenue as compared to the same periods in 2005.
For the three-month and nine-month periods ended September 30, 2006, operating costs, including production taxes and engineering support, increased 287% and 136% per Boe or $3.0 million and $6.0 million compared to the same periods in 2005.
     China
Net production volumes at the Dagang field increased 83% and 108% for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. As a result of the 2005 development program, oil production volume increased by 10% or by 7.8 Mboe and 31% or 61.2 Mboe for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. During 2005 we placed 22 new wells on production and fracture stimulated 13 wells in the northern block of this project and in the first nine months of 2006 we completed one well, fracture stimulated 12 wells and re-completed 13 wells. Additionally, volumes at the Dagang field increased for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005 by 73% or 59.0 Mboe and 77% or 154.1 Mboe due to the re-acquisition of Richfirst’s 40% working interest in this project in February 2006.
Our share of production volumes from the Daqing field decreased 15% and 34% for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. These decreases were mainly due to our royalty percentage from the Daqing field being reduced from 4% to 2% in May 2005 when the operator of the properties reached payout of its investment.
Operating costs in China increased by $18.19 per Boe and $10.94 per Boe for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. Field operating costs increased due to higher power costs, increased workover and maintenance costs and increased treatment and processing fees attributable to higher water production rates. With the suspension of our drilling activity at our Dagang field in December 2005, a major portion of our Dagang field office costs, which were previously being capitalized, are now being expensed as part of our operating activities. Engineering support for the three-month period ended September 30, 2006 increased due to a higher allocation of support to production as we reduced our capital activity in the Dagang field during the three-month period ended September 30, 2006 when compared to the same period in 2005. The increase in production volume in 2006 due to the 2005 drilling program at the Dagang field, in relation to the level of support required to operate the field, results in the per Boe decrease for the nine-month period ended September 30, 2006 compared to the same 2005 period. As more fully described in Note 10 to the September 30, 2006 Unaudited Condensed Consolidated Financial Statements, beginning March 26, 2006 enterprises exploiting and selling crude oil in China are subject to the Windfall Levy if the monthly weighted average price received for crude oil is above $40 per barrel. For financial statement presentation the Windfall Levy is included in operating costs.
     U.S.
The 35% and 33% decreases in U.S. production volumes for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005 were mainly due to the decline in production from the Knights Landing field which had been depleted to minimal levels at the end of 2005 and the sale of our Citrus property effective February 1. 2006.
For the three-month and nine-month periods ended September 30, 2006, operating costs in the U.S., including production taxes and engineering support, increased by $3.71 per Boe and $4.76 per Boe from the same periods in 2005 primarily as a result of several maintenance projects related to the processing facilities at South Midway and as a result of an increase in ad valorem taxes at South Midway and our Spraberry field in West Texas.
* * *
Production and operating information including oil and gas revenue, operating costs and depletion, on a per Boe basis are detailed below:

	Three-Month Periods Ended September 30,
	2006			2005
	U.S.	China	Total	U.S.	China	Total
Net Production:
Boe	57,058	152,767	209,825	88,118	86,886	175,004
Boe/day for the period	627	1,679	2,306	958	944	1,902

	Per Boe			Per Boe

Oil and gas revenue	$59.51	$67.74	$65.50	$49.21	$52.33	$50.76

Field operating costs	12.66	15.02	14.38	9.85	5.82	7.85
Production tax and Windfall Levy	0.97	8.84	6.70	0.70	—	0.35
Engineering support	3.47	0.67	1.43	2.84	0.52	1.69

	17.10	24.53	22.51	13.39	6.34	9.89

Net operating revenue	42.41	43.21	42.99	35.82	45.99	40.87
Depletion	25.32	38.68	35.05	14.38	36.63	25.43

Net revenue from operations	$17.09	$4.53	$7.94	$21.44	$9.36	$15.44

	Nine-Month Periods Ended September 30,
	2006			2005
	U.S.	China	Total	U.S.	China	Total
Net Production:
Boe	166,656	431,849	598,505	249,979	225,255	475,234
Boe/day for the period	610	1,582	2,192	916	825	1,741

	Per Boe			Per Boe

Oil and gas revenue	$56.74	$62.36	$60.79	$42.00	$47.47	$44.59

Field operating costs	13.63	12.81	13.04	10.23	7.13	8.76
Production tax and Windfall Levy	1.24	5.49	4.31	0.58	—	0.31
Engineering support	3.68	0.70	1.53	2.98	0.93	2.01

	18.55	19.00	18.88	13.79	8.06	11.08

Net operating revenue	38.19	43.36	41.91	28.21	39.41	33.51
Depletion	23.21	40.69	35.82	14.84	24.21	19.28

Net revenue from operations	$14.98	$2.67	$6.09	$13.37	$15.20	$14.23

General and Administrative
Our changes in general and administrative expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods for 2005 were as follows:

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2006 vs.	2006 vs.
	2005	2005
Favorable (unfavorable) variances:
Oil and Gas Activities:
China	$691	$374
U.S.	(221)	(729)
Corporate	(981)	(965)

	(511)	(1,320)
Less: stock based compensation	491	617

	$(20)	$(703)

Including increases for stock based compensation, general and administrative expenses after allocations increased by $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005.
     China
General and administrative costs for China decreased for the three-month and nine-month periods by $0.9 million due to a one time charge in 2005 for the write off of deferred financing costs. The decrease for the three-month period was offset by an increase in foreign currency loss of $0.1 million and the increase for the nine-month period was offset by an increase in foreign currency loss of $0.3 million and an increase in rent of $0.1 million.
     U.S.
General and administrative costs in the U.S. increased $0.2 million and $0.7 million as allocations to capital investments decreased as a result of less capital activity for the three-month and nine-month periods ended September 30, 2006 when compared to the same period in 2005.
     Corporate
General and administrative costs related to Corporate activities increased by $1.0 million for the three-month period ended September 30, 2006 when compared to the same periods in 2005 mainly as a result of a $0.5 million increase in stock based compensation, a $0.3 million increase in outside legal fees and financial consulting fees and a $0.2 million increase in corporate governance costs. The increase in these same costs for the nine-month period of $1.3 million was due to a $0.8 million increase in stock based compensation, a $0.4 million increase in outside legal fees and financial consulting fees, a $0.3 million increase for a one time charge in 2006 for the write off of the deferred loan costs on the convertible loan that was paid by way of the issuance of common shares in the April 2006 private placement and a $0.3 million increase in corporate governance costs. These increases were offset by a $0.6 million decrease in reduced professional fees incurred to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as most of the 2004 SOX review was performed in the first quarter of 2005. In addition, the current year costs for SOX are lower as there are no start up costs that we experienced in 2005.
Business and Product Development
Changes in business and product development expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods for 2005 were as follows:

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2006 vs.	2006 vs.
	2005	2005
Favorable (unfavorable) variances:
HTL	(451)	(1,624)
GTL	$(87)	$(134)

	(538)	(1,758)
Less: stock based compensation	20	133

	$(518)	$(1,625)

Business and product development expenses increased $0.5 million and $1.8 million for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005 as we continued to focus on business and product development activities related to heavy oil processing opportunities. Operating expenses of the RTPTM CDF to develop and identify improvements in the application of the RTPTM Technology are a part of our business and product development activities and contributed $0.5 million and $1.4 million to the increase in business and product development expense for the three-month and nine-month periods ended September 30, 2006. These increases included the costs of hiring of additional personnel to manage additional and extended test runs of the RTPTM CDF.
Depletion and Depreciation
Depletion and depreciation increased $3.3 million and $15.6 million for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005 primarily due to an increase in depletion rates of $9.62 and $16.54 per Boe resulting in additional depletion expense of $0.9 million and $8.5 million for the three-month and nine-month periods ended September 30, 2006. Additionally, higher production rates resulted in increases in depletion of $2.0 million and $3.8 million for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. We began depreciating the CDF RTPTM in 2006 which also contributed to the overall increase in depletion and depreciation for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005.
     China
China’s depletion rate increased $2.05 and $16.48 per Boe for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. This resulted in a $0.3 million and $7.1 million increase in depletion expense for the three-month and nine-month periods ended September 30, 2006. These increases were mainly due to the suspension of new drilling activity in December 2005 at our Dagang field in order that we may assess production decline performances on recently drilled wells, as well as maximizing cash flow from these operations. As a result, we reduced our estimate of the overall development program. In addition, in the second quarter of 2005, we impaired the cost of our first Zitong block exploration well, Dingyuan 1, resulting in $12.5 million of those and other associated costs being included with our proved properties and therefore subject to depletion.
Additionally, increases in production volumes in China accounted for $2.4 million and $5.0 million of the increases in depletion expense for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005.
     U.S.
The U.S. depletion rate increased $10.94 and $8.37 per Boe for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005, resulting in a $0.6 million and $1.4 million increase in depletion expense compared to these same periods in 2005. This increase was mainly due to the impairment of the remaining cost of our Northwest Lost Hills #1-22 exploration well as at December 31, 2005, resulting in $8.9 million of those costs being included with our proved properties and therefore subject to depletion in the first quarter of 2006. In addition, revisions to reserve estimates at Knights Landing and the sale of Citrus also contributed to the increased rate. Production volume decreases in the U.S. resulted in a $0.4 million and $1.2 decrease in our depletion expense for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005.
     HTL
The RTPTM CDF was in a commissioning phase as at December 31, 2005 and, as such, had not been depreciated as at December 31, 2005. The commissioning phase ended in January 2006 and the RTPTM CDF was placed into service. For the three-month and nine month periods ended September 30, 2006, $0.4 million and $3.3 million of depreciation was recorded for the RTPTM CDF. There was no revenue associated with the RTPTM CDF operations for the three-month and nine-month periods ended September 30, 2006 and 2005. For the three-month and nine-month periods ended September 30, 2006, $0.4 million and $3.3 million of depreciation were recorded for the

RTPTM CDF. Depreciation of the RTPTM CDF is calculated using the straight-line method over its current useful life which is based on the existing term of the agreement with Aera to use their property to test the RTPTM CDF. The end term of this agreement was extended in August 2006 from December 31, 2006 to December 31, 2008 and the useful life was extended to coincide with the new term of the agreement.
Impairment of Oil and Gas Properties
As more fully described in our financial statements in Item 8 of our 2005 Annual Report filed on Form 10-K, we evaluate each of our cost center’s proved oil and gas properties for impairment on a quarterly basis. If as a result of this evaluation, a cost center’s carrying value exceeds its expected future net cash flows from its proved and probable reserves then a provision for impairment must be recognized in the results of operations.
We impaired our China oil and gas properties by nil and $0.8 million for the three-month and nine-month periods ended September 30, 2006 compared to no impairment for the same periods in 2005. This impairment is mainly due to the Windfall Levy established in March 2006 that impacts the amount of future oil revenues from the Company’s China operations.
Capital Investments
The following provides an analysis of our capital investment activities for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods for 2005:

	Three-Month Periods Ended			Nine-Month Periods Ended
	September 30,			September 30,
			(Increase)			(Increase)
(stated in thousands of U.S. Dollars)	2006	2005	Decrease	2006	2005	Decrease
Oil and Gas Activities:
China	$1,630	$5,860	$4,230	$6,292	$24,120	$17,828
U.S.	2,929	2,789	(140)	4,982	5,309	327
HTL	393	894	501	1,909	3,738	1,829
GTL	67	246	179	439	977	538

	$5,019	$9,789	$4,770	$13,622	$34,144	$20,522

Oil and Gas Activities — China
Capital investment in China for the three-month and nine-month periods ending September 30, 2006 was $1.6 million and $6.3 million, a $4.2 million and $17.8 million decrease compared to the same periods in 2005.
Expenditures at Dagang decreased $3.5 million to $1.6 million and $12.3 million to $5.7 million during the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. The suspension of new drilling at Dagang accounts for the majority of this decrease. We continue to assess prior fracture stimulations and related production decline rates in order to choose additional wells for this program and to assist in making critical decisions on resuming our drilling program. We presented our Modified Overall Development Program to our Chinese partner, PetroChina, in August 2006 in which we proposed an additional five wells to be drilled in the project. We will evaluate the production results of these new wells and will review on an economic well-by-well basis whether we feel additional development wells are justified. Although our current Overall Development Program period expired October 31, 2006, PetroChina has advised that an extension until October 31, 2007 would be forthcoming.
In February 2006, the Company re-acquired Richfirst’s 40% working interest in the Dagang oil project for a purchase price of $28.3 million, paid through a combination of common shares of the Company, a non-interest bearing promissory note and forgiveness of unpaid joint venture receivables.

Our capital investment in our Zitong block was nil and $0.6 million for the three-month and nine-month periods ended September 30, 2006 compared to $0.8 million and $6.1 million for the same periods in 2005. The decreases are due mainly to the completion of our 700-mile seismic acquisition program in the first quarter 2005 and to the commencement of drilling our first exploration well which spudded in April 2005.
In May 2006, we received final approval from the Chinese authorities for our farm-out of 10% of the Zitong block to Mitsubishi. Subsequent to the approval, Mitsubishi paid the Company $4.0 million which will be used to drill the Yixin #1 well to a specified depth, at which time Mitsubishi will have earned their 10% working interest in the block.
During the nine-month period ended September 30, 2006, we continued prospect development in this block and selected our second exploration well location. Drilling on the second exploration well commenced in October 2006, but it is not expected to be completed and tested by November 30, 2006, the current deadline for completing the Phase 1 exploration program. In September 2006 we submitted a letter to PetroChina requesting that a further extension be granted to the Phase 1 exploration program, to a date 90 days following the completion of testing of the second well. Testing is estimated to be completed in April 2007. PetroChina replied to the letter and asked for further documentation regarding the adjustment to the work schedule. We submitted this data and have received preliminary approval of the revised timetable. We are awaiting PetroChina’s formal written approval of the extension.
Oil and Gas Activities — U.S.
The following provides an analysis of our U.S. Oil and Gas capital investment activities for the three-month and nine-month periods ended 2006 when compared to the same periods for 2005:

	Three-Month Periods Ended			Nine-Month Periods Ended
	September 30,			September 30,
			(Increase)			(Increase)
(stated in thousands of U.S. Dollars)	2006	2005	Decrease	2006	2005	Decrease
U.S. Oil and Gas Activities:
South Midway	$2,632	$426	$(2,206)	$2,742	$890	$(1,852)
Yowlumne	129	117	(12)	903	308	(595)
Knights Landing	92	144	52	738	619	(119)
Northwest Lost Hills	—	935	935	5	1,019	1,014
LAK Ranch	15	471	456	82	868	786
Other California Exploration	61	696	635	512	1,605	1,093

	$2,929	$2,789	$(140)	$4,982	$5,309	$327

     South Midway
We drilled and completed ten wells in the third quarter of 2006. The wells are in various stages of either primary production or enhanced steam production. Indications are that the production rates are as expected. One additional well should be drilled and completed in the fourth quarter of this year. We drilled one successful delineation well and two temperature observation wells in the second quarter of 2005 and one successful exploration well in the third quarter of 2005.

     North Yowlumne
In December 2005, drilling commenced on the North Yowlumne prospect to a total depth of 13,000 feet to test the Stevens sand that have produced over 110 million barrels of oil at the nearby Yowlumne field. We hold a 12.5% working interest in this prospect and have farmed out an 87.5% interest in the initial well and prospect. In the event of a discovery, we will own a 56.25% working interest in the well after payout. The test program is proceeding from the lowest zone to the highest zone in the well. The lower zones tested a small amount of light oil and associated gas. The operator has installed artificial lift and has attempted to produce the well to establish a commercial production rate. Flow rates from the lower zones were established and were sub-economic. Additional testing of upper intervals are on-going and final results of the entire testing of the well will be made when known.
     LAK Ranch
We drilled one data collection well and three steam injection wells during 2005. We commenced continuous steaming operations in the fourth quarter of 2005 and through the third quarter of 2006. Although, the initial oil production has increased in response, we have determined that this project is not large enough to support a heavy oil upgrading facility based on the RTPTM Technology and does not fit with our principal strategy of deploying our capital to further the development of our HTL technology. As noted elsewhere in this report, we have sold our interest in the project for cash of $0.6 million and a 5% gross overriding royalty.
     Knights Landing and Northwest Lost Hills
We finalized the existing development program of our Knights Landing field in early 2005. The final interpretation of our 3-D seismic acquisition program was complete in the third quarter of 2006. Based on this interpretation many potential locations have been identified. We are planning on drilling four of these well locations in 2007. The Northwest Lost Hills #1-22 deep well was tested in January 2006 and in two tests flowed a non-commercial rate of 400 Mcf/d and 5,000 Bbls/d of water. We have received a formal abandonment plan from the operator. Specific timing of the abandonment is not currently known. We have no further plans to explore in this prospect.
Heavy-To-Light Oil Activities
We incurred $0.5 million and $1.8 million less in capital investment activities on HTL projects for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005.
     RTPTM Commercial Demonstration Facility
The RTPTM CDF was constructed on Aera’s property in the Belridge Field for the purpose of demonstrating the RTPTM Technology on a larger scale, and to test various HTL related processes.
During the three-month and nine-month periods ended September 30, 2006, we incurred $0.3 million and $1.3 million more on technical and operational enhancements to the RTPTM CDF when compared to those same periods in 2005. In order to carry out additional test runs with very difficult feedstocks (further runs with vacuum tower bottoms (“VTBs”) and runs with Athabasca bitumen), a number of additional upgrades and enhancements to the RTPTM CDF were carried out. In the first half of 2006, this work included the rerouting of piping and peripheral vessels, the addition of back-up peripheral equipment and the expansion of control systems. In the third quarter, additional work was identified in order to prepare the RTPTM CDF for High Quality test runs. This included improvements to the distillation tower, which is used for upgraded product fractionation. Other upgrades which had been previously identified as necessary for extended operation were also undertaken.
Our priority will continue to be the testing of crude oil from potential resource partners with an initial focus on heavy crude oil from California and Western Canada, including bitumen from Canada’s Athabasca tar sands region. The RTPTM CDF runs to date have successfully demonstrated that product upgraded by the RTPTM CDF compares favorably to test runs carried out at Ensyn’s pilot facility. In addition, a number of process enhancements have been validated during the RTPTM CDF test program including flue gas de-sulphurization, heavy metals capture and crude acidity reduction.
The High Yield application, fully demonstrated in March 2006, is suited for “stranded” heavy oil resources that cannot be developed due to the inability to transport the heavy crude from the field to market, and where viscosity reduction and maximization of liquid product yield are the key goals. The High Quality application, appropriate for opportunities where a more fully upgraded product and significant onsite energy are required such as the tar sands in Athabasca, will be one of the key areas of focus in upcoming tests. Athabasca bitumen has been delivered from Western Canada and is currently in onsite storage ready for processing.
     Iraq
In October 2004, we signed a memorandum of understanding with the Ministry of Oil of Iraq to prepare a study to evaluate the shallow Qaiyarah oil field in Iraq. The reservoir assessment has been completed and various recovery methods have been evaluated. Facility design work is complete and an economic evaluation was completed in the third quarter of 2006. Based on this evaluation we submitted a technical proposal to the Iraq Oil Ministry. When we are invited to make a presentation on this technical proposal we will offer a commercial proposal for the Qaiyarah oil field. The Iraq Ministry of Oil is under no obligation to execute the project or to enter into formal commercial negotiations.
The Qaiyarah heavy oil field project resulted in a $0.5 million and $1.1 million decrease in capital investments for the three-month and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. In addition, we invested $0.2 million and $0.9 million during the three-month and nine-month periods ended September 30, 2005 and nil during those same periods in 2006 on other projects in Iraq including submission of four bids for the engineering, design and procurement of oil production facilities development projects.
     Other
For the three-month and nine-month periods ended September 30, 2006, we incurred $0.1 million and $0.7 million less on design packages for commercial RTP™ facilities (“RTPTM Plant”). We incurred nil and $0.4 million in costs related to a memorandum of understanding related to a study of heavy crudes from large oil fields in Colombia during the three-month and nine-month periods ended September 30, 2005 compared to nil during those same periods in 2006.
Gas-To-Liquids Activities
In 2005, we signed a memorandum of understanding with Egyptian Natural Gas Holding Company (“EGAS”), the state organization responsible for managing Egypt’s natural gas resources, to prepare a feasibility study to construct and operate a GTL plant that would convert natural gas to ultra-clean liquid fuels in Egypt. We completed an engineering design of a GTL plant to incorporate the latest advances in Syntroleum GTL technology and have completed market and pricing analysis for GTL products to reflect changes since the original evaluation was completed several years ago. Plant capacity options of 47,000 and 94,000 Bbls/d were evaluated and in May 2006, we presented the feasibility study report to EGAS along with three commercial proposals. Based on EGAS’ review of, and response to, these proposals we submitted a revised proposal in October 2006. Subject to EGAS internal analysis indicating that a GTL project is economically feasible for Egypt, the negotiation and signature of a mutually agreeable definitive agreement and approval by the Company’s Board of Directors and the appropriate authorities in Egypt, EGAS will agree to commit, at no cost to the project, up to 4.2 trillion cubic feet of natural gas, or approximately 600 MMcf/d for the anticipated 20-year operating life of the project. At the present time, the EGAS project is the only significant GTL project that the Company has under development.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
Our net cash and cash equivalents decreased for the three-month period ended September 30, 2006 by $6.3 million compared to no increase for the same period in 2005. Our net cash and cash equivalents increased for the nine-month period ended September 30, 2006 by $12.8 million compared to a decrease of $5.6 million for the same period in 2005.
     Operating Activities
Our operating activities provided $5.6 million in cash for the three-month period ended September 30, 2006 compared to $2.5 million for the same period in 2005. Our operating activities provided $11.3 million in cash for the nine-month period ended September 30, 2006 compared to $5.2 million for the same period in 2005. The increases in cash from operating activities for the three-month and nine-month periods ended September 30, 2006 were mainly due to increases in net production volumes of 20% and 26% and increases in oil and gas prices of 29% and 36% when compared to the same periods in 2005. The increases in net revenues for the three-month and nine-month periods ended September 30, 2006 were partially offset by increases in general and administrative and business and product development expenses, excluding stock based compensation.
     Investing Activities
Our investing activities used $10.9 million in cash for the three-month period ended September 30, 2006 compared to $8.9 million for the same period in 2005. We spent $1.9 million more on capital investments, after changes in working capital, in the three-month period ended September 30, 2006, compared to the same period in 2005. Our investing activities used $17.6 million in cash for the nine-month period ended September 30, 2006 compared to $35.6 million for the same period in 2005 for an $18.0 million decrease in cash used in investing activities. This decrease was primarily due to a decrease of $11.0 million of cash used in merger and acquisition related activities. In addition, $5.4 million in proceeds from sale of assets and a $2.2 million net inflow from a project advance from a partner in the nine-month period ended September 30, 2006 contributed to the reduction in the use of cash.
     Financing Activities
Our financing activities used $1.0 million in cash for the three-month period ended September 30, 2006 compared to $6.4 million of cash provided by financing activities for the comparable period in 2005. The $7.4 million increase in cash from financing activities is mainly due to a $6.9 million increase in cash from private placements and exercises of warrants and options plus a $0.6 million increase in net debt financing. Our financing activities provided $19.1 million in cash for the nine-month period ended September 30, 2006 compared to $24.9 million of cash provided by financing activities for the comparable period in 2005. The $5.8 million decrease in cash from financing activities is mainly due to a $7.1 million increase in cash from private placements and exercises of warrants and options offset by a $13.4 million decrease in net debt financing.
In April 2006 the Company closed a private placement of 11.4 million special warrants at $2.23 per special warrant for a total of $25.4 million. Each special warrant entitles the holder to receive, at no additional cost, one common share and one common share purchase warrant. All of the special warrants were subsequently exercised for common shares and common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing. Of the proceeds, $4.0 million has been used to pay down long-term debt and the balance will be used to pursue opportunities for the commercial deployment of the Company’s heavy oil upgrading technology, to advance its oil and gas operations and for general corporate purposes.

Outlook for 2006
As noted earlier, the Company completed a private placement of special warrants, $4 million of which was used to repay long-term debt and the balance of $21.4 million has been added to working capital to enable us to continue to develop our oil and gas reserves, particularly through the deployment of our proprietary heavy oil upgrading technology. In addition, in October 2006 the Company obtained a $15 million Senior Secured Revolving/Term Credit Facility, with an initial borrower base of $8 million from LaSalle Bank N.A., a wholly owned subsidiary of ABN AMRO Bank N.V. The facility will be available for the development of oil and gas properties, general corporate purposes and for the commencement of engineering of HTL commercial activities.
Management’s plans also include alliances or other partnership agreements with entities who we believe will provide additional resources to support the Company’s projects as well as the sale of additional equity securities, loans and debt financing in order to generate sufficient funds to assure continuation of the Company’s operations and achieve its capital investment objectives.
Contractual Obligations
The table below summarizes the contractual obligations that are reflected in our Unaudited Condensed Consolidated Balance Sheet as at September 30, 2006 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2006	2007	2008	2009	After 2009
Consolidated Balance Sheets:
Note payable – current portion	$3,493	$927	$2,566	$—	$—	$—
Long term debt	3,290	—	553	2,325	412	—
Asset retirement obligation	2,046	—	—	831	492	723
Long term obligation	1,900	—	—	—	1,900	—
Other Commitments:						—
Interest payable	610	131	340	135	4	—
Lease commitments	1,759	202	622	481	287	167
Zitong exploration commitment	3,870	3,870	—	—	—	—

Total	$16,968	$5,130	$4,081	$3,772	$3,095	$890

Off Balance Sheet Arrangements
As at September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.
Outstanding Share Data
As at October 27, 2006, there were 241,195,798 common shares of the Company issued and outstanding. Additionally, the Company had 29,696,330 share purchase warrants outstanding and exercisable to purchase 29,696,330 common shares. As at October 27, 2006, there were 12,551,543 incentive stock options outstanding to purchase the Company’s common shares.

Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2006			2005				2004
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Total revenue	$14,015	$13,084	$9,864	$8,651	$8,907	$6,645	$5,736	$6,212
Net loss:
Canadian GAAP	$(4,388)	$(4,405)	$(5,376)	$(8,885)	$(2,113)	$(1,031)	$(1,483)	$(17,184)
U.S. GAAP	$(7,117)	$(3,982)	$(12,112)	$(8,557)	$(1,843)	$(1,564)	$(3,008)	$(15,736)
Net loss per share:
Canadian GAAP	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.01)	$(0.01)	$(0.01)	$(0.09)
U.S. GAAP	$(0.03)	$(0.02)	$(0.05)	$(0.03)	$(0.01)	$(0.01)	$(0.02)	$(0.09)
The net losses in the fourth quarter of 2004, for Canadian and U.S. GAAP, were primarily due to impairment provisions of $16.3 million and $15.0 million for U.S. oil and gas properties. The differences in the net loss and net loss per share for the first quarter of 2005 was due mainly to HTL and GTL investments, which are capitalized for Canadian GAAP but expensed as incurred for U.S. GAAP. The Canadian GAAP net loss in the fourth quarter of 2005 was primarily due to an impairment provision of $5.0 million for the China oil and gas properties, compared to the combined impairment provision calculated for U.S. GAAP for the China and U.S. oil and gas properties of $5.5 million. The differences in the net loss and net loss per share for the first quarter of 2006 were due mainly to the impairment charged for the China oil and gas properties for U.S. GAAP purposes of $7.2 million when compared to $0.8 million calculated for Canadian GAAP. The differences in the net loss and net loss per share for the third quarter of 2006 were due mainly to the impairment charged for the U.S. oil and gas properties for U.S. GAAP purposes of $3.1 million when compared to nil calculated for Canadian GAAP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes since December 31, 2005.
Item 4. Controls and Procedures
The Company’s management, including our President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s President and Chief Operating Officer and Chief Financial Officer and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the period ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings: None
Item 1A. Risk Factors:
As at September 30, 2006, there were no additional material risks and no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None
Item 3. Defaults Upon Senior Securities: None
Item 4. Submission of Matters To a Vote of Security Holders: None
Item 5. Other Information: None
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
IVANHOE ENERGY INC.

By:	/s/ W. Gordon Lancaster
Name:	W. Gordon Lancaster
Title:	Chief Financial Officer
Dated: November 2, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002