Form 10-Q
period 2007-03-31
IVANHOE ENERGY INC
filed 2007-05-10
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
The number of shares of the registrant’s capital stock outstanding as of March 31, 2007 was 241,364,188 Common Shares, no par value.

Part I — Financial Information
Item 1 Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$10,793	$13,879
Accounts receivable (net of allowance for doubtful accounts of $116 as at March 31, 2007 and December 31, 2006)	6,541	7,435
Prepaid and other current assets	548	773

	17,882	22,087

Oil and gas properties and investments, net	119,379	121,918
Intangible assets — technology	102,153	102,153
Long term assets	2,060	2,386

	$241,474	$248,544

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,915	$9,428
Notes payable — current portion	2,190	2,147
Asset retirement obligations — current portion	600	—
Derivative instruments	1,159	493

	11,864	12,068

Long term debt	3,673	4,237

Asset retirement obligations	1,396	1,953

Long term obligation	1,900	1,900

Commitments and contingencies

Shareholders’ Equity
Share capital, issued 241,364,188 common shares; December 31, 2006 241,215,798 common shares	319,004	318,725
Purchase warrants	23,955	23,955
Contributed surplus	7,012	6,489
Accumulated deficit	(127,330)	(120,783)

	222,641	228,386

	$241,474	$248,544

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit
Three-Month Periods Ended March 31
(stated in thousands of U.S. Dollars, except per share amounts)

	2007	2006
Revenue
Oil and gas revenue	$9,596	$9,826
Loss on derivative instruments	(459)	—
Interest income	120	38

	9,257	9,864

Expenses
Operating costs	3,685	2,716
General and administrative	2,872	2,000
Business and technology development	2,162	1,662
Depletion and depreciation	6,892	7,847
Interest expense and financing costs	193	265
Provision for impairment	—	750

	15,804	15,240

Net Loss	(6,547)	(5,376)
Accumulated Deficit, beginning of period	(120,783)	(95,291)

Accumulated Deficit, end of period	$(127,330)	$(100,667)

Net Loss per share — Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Shares (in thousands)	241,231	224,547

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flow
Three-Month Periods Ended March 31
(stated in thousands of U.S. Dollars)

	2007	2006
Operating Activities
Net loss	$(6,547)	$(5,376)
Items not requiring use of cash:
Depletion and depreciation	6,892	7,847
Provision for impairment	—	750
Stock based compensation	802	353
Unrealized loss on derivative instruments	666	—
Other	169	98
Changes in non-cash working capital items	612	(1,592)

	2,594	2,080

Investing Activities
Capital investments	(5,334)	(4,892)
Merger and acquisition related costs	—	(177)
Proceeds from sale of assets	1,000	5,350
Repayment of advance	200	—
Other	75	(9)
Changes in non-cash working capital items	(1,006)	(1,085)

	(5,065)	(813)

Financing Activities
Proceeds from exercise of options	—	91
Payments of debt obligations	(615)	(622)

	(615)	(531)

Increase (decrease) in cash and cash equivalents, for the period	(3,086)	736
Cash and cash equivalents, beginning of period	13,879	6,724

Cash and cash equivalents, end of period	$10,793	$7,460

(See accompanying notes)

Notes to the Condensed Consolidated Financial Statements
March 31, 2007
(all tabular amounts are expressed in thousands of U.S. dollars except per share amounts)
(Unaudited)
1. BASIS OF PRESENTATION
The Company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the U.S., except as outlined in Note 14. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 2006 consolidated financial statements. These interim condensed consolidated financial statements do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the most recent annual consolidated financial statements. The December 31, 2006 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in Canada and the U.S. In the opinion of management, all adjustments (which included normal recurring adjustments) necessary for the fair presentation for the interim periods have been made. The results of operations and cash flows are not necessarily indicative of the results for a full year.
2. CHANGES IN ACCOUNTING POLICIES
2007 Accounting Changes
On January 1, 2007 we adopted six new accounting standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook Section 1506 “Accounting Changes” (“S.1506”), Handbook Section 1530 “Comprehensive Income” (“S.1530”), Handbook Section 3251 “Equity” (“S.3251”), Handbook Section 3855 “Financial Instruments — Recognition and Measurement” (“S.3855”), Handbook Section 3861 “Financial Instruments — Disclosure and Presentation” (“S.3861”) and Handbook Section 3865 “Hedges” (“S.3865”). The Company has adopted the new standards on January 1, 2007 with the changes in accounting policies applied prospectively, where applicable. Comparative figures have not been restated.
The objective of S.1506 is to prescribe the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and corrections of errors. This Section is intended to enhance the relevance and reliability of an entity’s financial statements and the comparability of those financial statements over time and with the financial statements of other entities. There was no material impact on adoption of this Section.
S.1530 introduces Comprehensive Income, which consists of Net Income and Other Comprehensive Income (“OCI”). OCI represents changes in Shareholder’s Equity during a period arising from transactions and other events with non-owner sources. There was no material impact on adoption of this Section; there is no difference between the Net Loss presented in the accompanying statement of operations and accumulated deficit and our comprehensive loss.
S.3251 establishes standards for the presentation of equity and changes in equity during a reporting period. There was no material impact on adoption of this Section.
S.3855 establishes standards for recognizing and measuring financial assets and financial liabilities and non-financial derivatives as required to be disclosed under S.3861. It requires that financial assets and financial liabilities, including derivatives, be recognized on the balance sheet when the Company becomes a party to the contractual provisions of the financial instrument or non-financial derivative contract. Under this standard, all financial instruments are required to be measured at fair value on initial recognition except for certain related party transactions. Measurement in subsequent periods depends on whether the financial instrument has been classified as held for trading, available for sale, held to maturity, loans and receivables, or other financial liabilities.
     Financial assets
The Company’s financial assets are comprised of cash and cash equivalents, accounts receivable, other long-term assets and derivative financial instruments. These financial assets are classified as loans and receivables or held for trading financial assets as appropriate. The classification of financial assets is determined at initial recognition. When financial assets are recognized initially, they are measured at fair value, normally being the transaction price. Transaction costs for all financial assets are expensed as incurred.
Financial assets are classified as held for trading if they are acquired for sale in the short term. Cash and cash equivalents and derivatives in a positive fair value position are also classified as held for trading. Held for trading assets are carried on the balance sheet at fair value with gains or losses recognized in the income statement. The estimated fair value of held for trading assets is determined by reference to quoted market prices and, if not available, on estimates from third-party brokers or dealers.
Loans and receivables are non-derivative financial assets with fixed or determinable payments. Accounts receivable and notes receivable have been classified as loans and receivables. Such assets are carried at amortized cost, as the time value of money is not significant. Gains and losses are recognized in income when the loans and receivables are derecognized or impaired.
The Company assesses at each balance sheet date whether a financial asset carried at cost is impaired. If there is objective evidence that an impairment loss exists, the amount of the loss is measured as the difference between the carrying amount of the asset and its fair value. The carrying amount of the asset is reduced with the amount of the loss recognized in earnings.
     Financial liabilities
Financial liabilities are classified as financial liabilities initially at fair value; held for trading financial liabilities or other financial liabilities as appropriate. Financial liabilities include accounts payable and accrued liabilities, derivative financial instruments, credit facilities, long term debt and notes payable. The classification of financial liabilities is determined at initial recognition.
Held for trading financial liabilities represent financial contracts that were acquired for sale in the short term or derivatives that are in a negative fair market value position.
The estimated fair value of held for trading liabilities is determined by reference to quoted market prices and, if not available, on estimates from third-party brokers or dealers.
Other financial liabilities are non-derivative financial assets with fixed or determinable payments.
Short term other financial liabilities are carried at cost as the time value of money is not significant. Accounts payable and accrued liabilities, notes payable and credit facilities have been classified as short term other financial liabilities. Gains and losses are recognized in income when the short term other financial liability is derecognized or impaired. Transaction costs for short term other financial liabilities are expensed as incurred.
Long term other financial liabilities are measured at amortized cost. Long-term debt has been classified as long term other financial liabilities. Transaction costs for long term other financial liabilities are deducted from the related liability and accounted for using the effective interest rate method.
     Derivative Financial Instruments
The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. The Company currently uses a costless collar derivative instrument to manage this exposure.
Derivative financial instruments are classified as held for trading and recorded on the consolidated balance sheet at fair value, either as an asset or as a liability under other current financial assets or other current financial liabilities, respectively. Changes in the fair value of these financial instruments, or unrealized gains and losses, are recognized in the statement of operations, classified in revenues in the period in which they occur.
Gains and losses related to the settlement of derivative contracts, or realized gains and losses, are recognized in the statement of operations, classified in revenues.
Contracts to buy or sell non-financial items that are not in accordance with the Company’s expected purchase, sale or usage requirements are accounted for as derivative financial instruments.
There was no material impact on adoption of Section 3855.
S.3861 establishes standards for presentation of financial instruments and non-financial derivatives, and identifies the information that should be disclosed about them. The presentation aspect of this standard deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and financial liabilities are offset. The disclosure aspect of this standard deals with information about factors that affect the amount, timing and certainty of an entity’s future cash flows relating to financial instruments. This Section also deals with disclosure of information about the nature and extent of an entity’s use of financial instruments, the business purposes they serve, the risks associated with them and management’s policies for controlling those risks. There was no material impact on adoption of this Section.
S. 3865 specifies the criteria that must be satisfied in order for hedge accounting to be applied and the accounting for each of the permitted hedging strategies: fair value hedges, cash flow hedges and hedges of foreign currency exposure of net investment in self-sustaining foreign operations. The Company has not elected to designate any financial derivatives as accounting hedges at this time.
Impact of New and Pending Canadian GAAP Accounting Standards
In March 2007, the Emerging Issues Committee issued EIC-164 “Convertible and Other Debt Instruments with Embedded Derivatives”. This abstract deals with the accounting treatment for debt instruments that are convertible at any time at the holder’s option into a fixed number of common shares of the issuer, where the issuer is either required or has the option to satisfy all or part of the obligation in cash. As the Company does not have such instruments outstanding at the present time, this standard will not have an impact on our financial statements.
In September 2006, the Emerging Issues Committee issued EIC-163 “Determining the Variability to be Considered in Applying AcG-15”. As there has been diversity in practice in determining the variability that should be considered in applying AcG-15, this abstract concludes that variability should be based on an analysis of the design of the entity. As the Company does not have interests in such entities at the present time, this standard will not have an impact on our financial statements.
In early 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards over a transitional period. The Accounting Standards Board has developed and published a detailed implementation plan with an expected changeover to International Financial Reporting Standards on January 1, 2011. Management is in the process of reviewing the impact of this plan on its financial statements.
In December 2006, the CICA approved Handbook Section 1535 “Capital Disclosures” (“S.1535”), Handbook Section 3862 “Financial Instruments — Disclosures” (“S.3862”), and Handbook Section 3863 “Financial Instruments — Presentation” (“S.3863”). S.1535 establishes standards for disclosing information about an entity’s capital and how it is managed. The objective of S.3862 is to require entities to provide disclosures in their financial statements that enable users to evaluate both the significance of financial instruments for the entity’s financial position and performance; and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The purpose of S.3863 is to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. These Sections apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007 and the latter two will replace S.3861. Management is in the process of reviewing the requirements of these recent Sections.
3. OIL AND GAS PROPERTIES AND INVESTMENTS
Capital assets categorized by geographical location and business segment are as follows:

	As at March 31, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$104,179	$106,080	$—	$—	$210,259
Unproved	4,297	12,175	—	—	16,472

	108,476	118,255	—	—	226,731
Accumulated depletion	(22,851)	(44,095)	—	—	(66,946)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	35,275	63,740	—	—	99,015

HTL and GTL Investments:
Feasibility studies and other deferred costs	—	—	7,319	5,054	12,373
Commercial demonstration facility	—	—	12,121	—	12,121
Accumulated depreciation	—	—	(4,330)	—	(4,330)

	—	—	15,110	5,054	20,164

Furniture and equipment	531	114	80	—	725
Accumulated depreciation	(427)	(60)	(38)	—	(525)

	104	54	42	—	200

	$35,379	$63,794	$15,152	$5,054	$119,379

	As at December 31, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$102,884	$106,171	$—	$—	$209,055
Unproved	5,765	8,279	—	—	14,044

	108,649	114,450	—	—	223,099
Accumulated depletion	(21,249)	(39,372)	—	—	(60,621)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	37,050	64,658	—	—	101,708

HTL and GTL Investments:
Feasibility studies and other deferred costs	—	—	7,020	5,054	12,074
Commercial demonstration facility	—	—	11,700	—	11,700
Accumulated depreciation	—	—	(3,789)	—	(3,789)

	—	—	14,931	5,054	19,985

Furniture and equipment	530	115	80	—	725
Accumulated depreciation	(414)	(56)	(30)	—	(500)

	116	59	50	—	225

	$37,166	$64,717	$14,981	$5,054	$121,918

In the first quarter of 2007, the Company disposed of U.S. oil and gas property interests with proceeds totaling $1.0 million. In the first quarter of 2006, the Company disposed of U.S. oil and gas property interests with proceeds totaling $5.4 million. The sales proceeds were credited to the carrying value of its U.S. oil and gas properties as the sales did not significantly alter the depletion rate for the U.S. cost center.
The Company re-acquired a 40% working interest in the Dagang oil project in February of 2006 (See Note 12). The total purchase price was $28.3 million and has been included in China’s proved properties.
Costs as at March 31, 2007 and December 31, 2006 of $16.5 million and $14.0 million, related to unproved oil and gas properties have been excluded from costs subject to depletion and depreciation. The depletion calculation includes $14.7 million for future development costs associated with proven undeveloped reserves as at March 31, 2007 and December 31, 2006.
4. INTANGIBLE ASSETS — TECHNOLOGY
The Company’s intangible assets consist of the following:
HTL Technology
In the merger with Ensyn Group, Inc. (“Ensyn”), the Company acquired an exclusive, irrevocable license to deploy, worldwide, the patented rapid thermal processing process (“RTPTM Process”) for petroleum applications as well as the exclusive right to deploy the RTPTM Process in all applications other than biomass. The Company’s carrying value of the RTPTM Process for heavy oil upgrading (“HTL Technology” or “HTL”) as at March 31, 2007 and December 31, 2006 was $92.2 million.
Syntroleum Master License
The Company owns a master license from Syntroleum Corporation (“Syntroleum”) permitting the Company to use Syntroleum’s proprietary gas-to-liquids (“GTL Technology” or “GTL”) process in an unlimited number of projects around the world. The Company’s master license expires on the later of April 2015 or five years from the effective date of the last site license issued to the Company by Syntroleum. In respect of GTL projects in which both the Company and Syntroleum participate no additional license fees or royalties will be payable by the Company and Syntroleum will contribute, to any such project, the right to manufacture specialty and lubricant products. Both companies have the right to pursue GTL projects independently, but the Company would be required to pay the normal license fees and royalties in such projects. The Company’s carrying value of the Syntroleum GTL master license as at March 31, 2007 and December 31, 2006 was $10.0 million.
These intangible assets were not amortized and their carrying values were not impaired for the three-month periods ended March 31, 2007 and 2006.

5. NOTES PAYABLE
Notes payable consisted of the following as at:

	March 31,	December 31,
	2007	2006
Non-interest bearing promissory note, due 2006 through 2009	$4,721	$5,336
Variable rate bank note, 8.36%, due 2008	1,500	1,500

	6,221	6,836

Less:
Unamortized discount	(358)	(452)
Current maturities	(2,190)	(2,147)

	(2,548)	(2,599)

	$3,673	$4,237

Promissory Notes
In February 2006, the Company re-acquired the 40% working interest in the Dagang oil project not already owned by the Company. Part of the consideration was the issuance by the Company of a non-interest bearing, unsecured promissory note in the principal amount of approximately $7.4 million ($6.5 million after being discounted to net present value). The note is payable in 36 equal monthly installments commencing March 31, 2006 (See Note 12).
Bank Note
In October 2006 the Company obtained a $15 million Senior Secured Revolving/Term Credit Facility with an initial borrowing base of $8 million from an international bank. The facility is for two years, the first 18 months in the form of a revolver and at the end of 18 months, the then outstanding amount will convert into a six-month amortizing loan. Depending on the drawn amount, interest, at the Company’s option, will be either at 1.75% to 2.25%, above the bank’s base rate or 2.75% to 3.25% over the London Inter-Bank Offered Rate (“LIBOR”). The loan terms include the requirement for the Company to enter into two-year commodity derivative contracts (See Note 10) covering approximately 75% of the Company’s estimated production from its South Midway Property in California and Spraberry Property in West Texas. The facility is secured by a mortgage on both of these properties. To date, the Company has drawn $1.5 million of this facility.
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
The scheduled maturities of the notes payable, excluding unamortized discount, as at March 31, 2007 were as follows:

2007	$1,845
2008	3,960
2009	416

$6,221

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon its producing U.S. oil and gas properties and the HTL commercial demonstration facility (“CDF”). The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at March 31, 2007 was estimated at $2.5 million. These payments are expected to be made over the next 40 years with the bulk of the payments 2008 to 2014. To calculate the present value of these obligations, the Company used an inflation rate ranging from 3% to 4% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate ranging from 5% to 7%. The changes in the Company’s liability for the three-month period ended March 31, 2007 were as follows:

Carrying balance, beginning of period	$1,953
Liabilities incurred	20
Liabilities transferred	(3)
Accretion expense	26

1,996
Less: current portion	600

Carrying balance, end of period	$1,396

7. COMMITMENTS AND CONTINGENCIES
Zitong Block Exploration Commitment
Under the production-sharing contract for the Zitong block, the Company was obligated to conduct a minimum exploration program during the first three years ending December 1, 2005 (“Phase 1”). The Phase 1 work program included acquiring approximately 300 miles of new seismic lines, reprocessing approximately 1,250 miles of existing seismic lines and drilling a minimum of approximately 23,000 feet. The Company completed Phase 1 with the exception of drilling approximately 13,800 feet. The first Phase 1 exploration well drilled in 2005 was suspended, having found no commercial quantities of hydrocarbons. Drilling on the second exploration well commenced in October 2006, but it was not expected to be completed and tested by November 30, 2006, the deadline for completing the Phase 1 exploration program. In September 2006 the Company submitted a letter to PetroChina requesting that a further extension be granted to the Phase 1 exploration program. The Company received a letter of approval from PetroChina for an extension of Phase 1 to September 30, 2007.
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
The Company and Mitsubishi (the “Zitong Partners”) will await the results of the second exploration well (see above) after which a decision will be made whether or not to enter into the next three-year exploration phase (“Phase 2”). The $4.0 million advance from Mitsubishi was used to pay for the initial well costs in 2006. If the Company elects not to enter into Phase 2, it will be required to pay China National Petroleum Corporation (“CNPC”), within 30 days after its election, a cash equivalent of its share of the deficiency in the work program estimated to be $0.2 million after the drilling of the second Phase 1 well. If the Company elects not to enter Phase 2, costs related to the Zitong block in the approximate amount of $12.2 million will be required to be included in the depletable base of the China full cost pool. This may result in a ceiling test impairment related to the China full cost pool in a future period.
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
Income Taxes
The Company’s income tax filings are subject to audit by taxation authorities, which may result in the payment of income taxes and/or a decrease in its net operating losses available for carry-forward in the various jurisdictions in which the Company operates. While the Company believes its tax filings do not include uncertain tax positions, the results of potential audits or the effect of changes in tax law cannot be ascertained at this time. The Company received an indication from local Chinese tax authorities as to a change in the rule under which development costs may be deducted in arriving at taxable income, effective for the 2006 tax year. Although the Company has received no formal notification of any rule changes, we have reviewed the potential impact of such anticipated rule changes and reviewed our proposed filings for the 2006 tax year with Chinese tax authorities. The Company’s calculations indicate that there are no taxes payable for the 2006 and 2007 tax years, and the Company has confirmed that this position is acceptable to the tax authorities. The Company will continue its discussions with Chinese tax authorities to finalize its future and ongoing filing positions.

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
8. SHARE CAPITAL
Following is a summary of the changes in share capital and stock options outstanding for the three-month period ended March 31, 2007:

	Common Shares			Stock Options
					Weighted
					Average
	Number		Contributed	Number	Exercise Price
	(thousands)	Amount	Surplus	(thousands)	Cdn.$
Balance December 31, 2006	241,216	$318,725	$6,489	12,370	$2.34
Shares issued for:
Services	148	279	—	—	—
Options:
Granted	—	—	—	200	$2.29
Expired	—	—	—	(283)	$3.18
Stock based compensation	—	—	523	—	—

Balance March 31, 2007	241,364	$319,004	$7,012	12,287	$2.32

Purchase Warrants
There were no changes to the number of the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the three-month period ended March 31, 2007.
As at March 31, 2007, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise
Year of	Special			Shares			Price per
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share
		(thousands)			($U.S. 000)
2005	Cdn. $3.10	4,100	4,100	4,100	$2,412	(1)	Cdn. $3.50
2005	Cdn. $3.10	1,000	1,000	1,000	534	July 2007	Cdn. $3.50
2005	U.S. $1.63	11,196	11,196	11,196	1,891	November 2007	U.S. $2.50
2005	n/a	2,000	2,000	2,000	313	November 2007	U.S. $2.00
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93(2)

		29,696	29,696	29,696	$23,955

(1)	In March 2007, the Company agreed that the warrants, which were to have expired on April 15, 2007, would be extended until the earlier of: (i) April 15, 2008; and (ii) thirty days following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.

(2)	Each common share purchase warrant originally entitled the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing. In September 2006, these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.
The weighted average exercise price of the exercisable purchase warrants, as at March 31, 2007 was U.S. $2.57 per share.
9. SEGMENT INFORMATION
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
The following tables present the Company’s interim segment information for the three-month periods ended March 31, 2007 and 2006 and identifiable assets as at March 31, 2007 and December 31, 2006:

	Three-Month Period Ended March 31, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$2,711	$6,885	$—	$—	$—	$9,596
Loss on derivative instruments	(459)	—	—	—	—	(459)
Interest income	22	11	—	—	87	120

	2,274	6,896	—	—	87	9,257

Operating costs	1,202	2,483	—	—	—	3,685
General and administrative	388	407	—	—	2,077	2,872
Business and technology development	—	—	2,017	145	—	2,162
Depletion and depreciation	1,614	4,726	548	3	1	6,892
Interest expense and financing costs	87	5	7	—	94	193

	3,291	7,621	2,572	148	2,172	15,804

Net Loss	$(1,017)	$(725)	$(2,572)	$(148)	$(2,085)	$(6,547)

Capital Investments	$812	$3,802	$720	$—	$—	$5,334

Identifiable Assets (As at March 31, 2007)	$40,996	$70,883	$107,369	$15,076	$7,150	$241,474

Identifiable Assets (As at December 31, 2006)	$42,158	$72,970	$107,186	$15,081	$11,149	$248,544

	Three-Month Period Ended March 31, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$2,991	$6,835	$—	$—	$—	$9,826
Interest income	14	2	—	—	22	38

	3,005	6,837	—	—	22	9,864

Operating costs	1,204	1,512	—	—	—	2,716
General and administrative	373	345	—	—	1,282	2,000
Business and technology development	—	—	1,310	352	—	1,662
Depletion and depreciation	1,188	5,424	1,231	3	1	7,847
Interest expense and financing costs	62	45	1	—	157	265
Provision for impairment	—	750	—	—	—	750

	2,827	8,076	2,542	355	1,440	15,240

Net Income (Loss)	$178	$(1,239)	$(2,542)	$(355)	$(1,418)	$(5,376)

Capital Investments	$1,274	$2,717	$683	$218	$—	$4,892

10. DERIVATIVE INSTRUMENTS
The Company’s results of operations are sensitive mainly to fluctuations in oil and natural gas prices. The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows.
The Company entered into a costless collar derivative to hedge its cash flow from the sale of approximately 400-500 barrels of its U.S. oil production per day over a two year period starting November 2006. The derivative had a ceiling price of $65.20 per barrel and a floor price of $63.20 per barrel using WTI as the index traded on the NYMEX. For the three-month period ended March 31, 2007, the Company had realized gains of $0.2 million on this derivative transaction, offsetting $0.7 million of unrealized losses. Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.
For the three-month period ended March 31, 2006 the Company had no derivative activities.

11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month periods ended March 31:

	2007	2006
Cash paid during the period for:
Income taxes	$5	$6

Interest	$34	$171

Investing and Financing activities, non-cash:
Acquisition of oil and gas assets
Shares issued	$—	$20,000
Debt issued	—	6,547
Receivable applied to acquisition	—	1,746

	$—	$28,293

Changes in non-cash working capital items
Operating Activities:
Accounts receivable	$1,009	$(1,021)
Prepaid and other current assets	175	(254)
Accounts payable and accrued liabilities	(572)	(317)

	612	(1,592)

Investing Activities
Accounts receivable	(115)	2,076
Prepaid and other current assets	50	(15)
Accounts payable and accrued liabilities	(941)	(3,146)

	(1,006)	(1,085)

	$(394)	$(2,677)

12. MERGER AND ACQUISITIONS
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
13. SUBSEQUENT EVENTS
The Company and INPEX Corporation (“INPEX”), Japan’s largest oil and gas exploration and production company, have signed an agreement to jointly pursue the opportunity to develop a heavy oil field in Iraq that Ivanhoe believes is a suitable candidate for its patented HTL heavy oil upgrading technology.
In late 2004, the Company signed a memorandum of understanding with the Iraqi Ministry of Oil to evaluate a specific, large heavy oil field and its commercial development potential using Ivanhoe Energy’s HTL Technology. Since that time, the Company has carried out a detailed analysis and has generated data regarding the applicability of its HTL upgrading technology for the development of the field. The necessary approval by the Iraqi Ministry of Oil for INPEX’s participation has been received.
The agreement requires a payment of $9.0 million by INPEX to Ivanhoe Energy towards Ivanhoe’s past costs related to the project and provides INPEX with a 45% interest in the venture, with Ivanhoe Energy retaining a 55% majority interest. Both parties will participate in the pursuit of the opportunity but Ivanhoe shall lead the discussions. Should the Company and INPEX proceed with the development and deploy Ivanhoe Energy’s HTL Technology, certain technology fees would be payable to the Company.

14. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP
The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:
Condensed Consolidated Balance Sheets
     Shareholders’ Equity and Oil and Gas Properties and Investments

	As at March 31, 2007
			Shareholders’ Equity
	Oil and Gas		Share
	Properties and	Derivative	Capital and	Contributed	Accumulated
	Investments	Instruments	Warrants	Surplus	Deficit	Total
Canadian GAAP	$119,379	$1,159	$342,959	$7,012	$(127,330)	$222,641
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(387)	(3,361)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Fair value adjustment of derivative instruments (iii)	—	8,570	(8,552)	—	(18)	(8,570)
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	5,705	—	—	—	5,705	5,705
HTL and GTL development costs expensed (vii)	(11,669)	—	—	—	(11,669)	(11,669)

U.S. GAAP	$88,503	$9,729	$409,833	$3,651	$(230,289)	$183,195

	As at December 31, 2006
			Shareholders' Equity
	Oil and Gas		Share
	Properties and	Derivative	Capital and	Contributed	Accumulated
	Investments	Instruments	Warrants	Surplus	Deficit	Total
Canadian GAAP	$121,918	$493	$342,680	$6,489	$(120,783)	$228,386
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(387)	(3,361)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Fair value adjustment of derivative instruments (iii)	—	6,378	(8,552)	—	2,174	(6,378)
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	4,402	—	—	—	4,402	4,402
HTL and GTL development costs expensed (vii)	(11,669)	—	—	—	(11,669)	(11,669)

U.S. GAAP	$89,739	$6,871	$409,554	$3,128	$(222,853)	$189,829

     Shareholders’ Equity
     (i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization. The effect of this is that under U.S. GAAP, share capital and accumulated deficit are increased by $74.5 million as at March 31, 2007 and December 31, 2006.
     (ii) For Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. For U.S. GAAP, prior to January 1, 2006 the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. This resulted in a reduction of $3.7 million in the accumulated deficit as at March 31, 2007, and December 31, 2006, equal to accumulated stock based compensation for stock options granted to employees and directors since January 1, 2002 and expensed through December 31, 2005 under Canadian GAAP.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006. Under the modified prospective basis the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There were no differences in the Company’s stock based compensation expense in its financial statements for Canadian GAAP and U.S. GAAP for the three-month periods ended March 31, 2007 and 2006.
(iii) The Company accounts for purchase warrants as equity under Canadian GAAP. As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, in 2006, the accounting treatment of warrants was changed under U.S. GAAP to correct for the application of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are accounted for as derivative liabilities. Changes in the fair value of the warrants are required to be recognized in the statement of operations each reporting period for U.S. GAAP purposes. Under the Company’s previous U.S. GAAP accounting treatment, no changes in fair value were recorded. At the time that the Company’s share purchase warrants are exercised, the value of the warrants will be reclassified to shareholders’ equity for U.S. GAAP purposes. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares, with the offset to the warrant component of equity. The warrants are not revalued to fair value under Canadian GAAP. This GAAP difference resulted in an increase in derivative instruments of $8.6 million and $6.4 million as at March 31, 2007 and December 31, 2006, and a decrease in warrants of $8.6 million as at March 31, 2007 and December 31, 2006.
     Oil and Gas Properties and Investments
     (iv) For U.S. GAAP purposes, the aggregate value attributed to the acquisition of U.S. royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.
     (v) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, there are differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the three-months ended March 31, 2007 no impairment provision was required and no impairment provision was required under Canadian GAAP. The differences in the ceiling test impairments by period for the U.S. and China properties between U.S. and Canadian GAAP as at March 31, 2007 were as follows:

	Ceiling Test Impairments		(Increase)
	U.S. GAAP	Canadian GAAP	Decrease
U.S. Properties
Prior to 2004	$34,000	$34,000	$—
2004	15,000	16,350	1,350
2005	2,800	—	(2,800)
2006	7,600	—	(7,600)
2007	—	—	—

	59,400	50,350	(9,050)

China Properties
Prior to 2004	10,000	—	(10,000)
2004	—	—	—
2005	1,700	5,000	3,300
2006	15,940	5,420	(10,520)
2007	—	—	—

	27,640	10,420	(17,220)

	$87,040	$60,770	$(26,270)

     (vi) The differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion of $5.7 million and $4.4 million as at March 31, 2007 and December 31, 2006.
     (vii) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, for Canadian GAAP, the Company capitalizes certain costs incurred for HTL and GTL projects subsequent to executing a memorandum of understanding to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects’ products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in the investments in HTL and GTL assets. For U.S. GAAP, feasibility, marketing and related costs incurred prior to executing an HTL or GTL definitive agreement are considered to be research and development and are expensed as incurred. As at March 31, 2007 and December 31, 2006, the Company capitalized $11.7 million for Canadian GAAP, which was expensed for U.S. GAAP purposes.
Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Three-Month Periods Ended March 31,
	2007		2006
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$(6,547)	$(0.03)	$(5,376)	$(0.02)
Provision for impairment (v and viii)	—	—	(6,450)	(0.03)
Depletion adjustments due to differences in provision for impairment (viii)	1,303	0.01	285	—
HTL and GTL development costs expensed, net (ix)	—	—	(571)	—
Fair value adjustment of derivative instruments (iii)	(2,192)	(0.01)	(4,304)	(0.02)

U.S. GAAP	$(7,436)	$(0.03)	$(16,416)	$(0.07)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		241,231		224,547

     (viii) As discussed under “Oil and Gas Properties and Investments” in this note, there is a difference in performing the ceiling test evaluation under the full cost method of the accounting rules between U.S. and Canadian GAAP. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties of $26.3 million as at March 31, 2007 and December 31, 2006. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction of $1.3 million and $0.3 million in the net losses for the three-month periods ended March 31, 2007 and 2006.
     (ix) As more fully described under “Oil and Gas Properties and Investments” in this note, for Canadian GAAP, feasibility,

marketing and related costs incurred prior to executing an HTL or GTL definitive agreement are capitalized and are subsequently written down upon determination that a project’s future value has been impaired. For U.S. GAAP, such costs are considered to be research and development and are expensed as incurred. For the three-month periods ended March 31, 2007 and 2006 the Company expensed nil and $0.6 million in excess of the Canadian GAAP write-downs during those corresponding periods.
     Pro Forma Effect of Merger and Acquisition
Had the acquisition of Richfirst’s 40% working interest in the Dagang field been completed January 1, 2006, the U.S. GAAP pro forma revenue, net loss and net loss per share of the consolidated operations for the three-month period ended March 31, 2006 would have been as follows:

	Three Months Ended March 31,
	2006
		Net (Income)	Net (Income)
	Revenue	Loss	Loss Per Share
As reported	$9,864	$(16,416)	$(0.07)
Pro forma adjustments	1,051	809	—

	$10,915	$(15,607)	$(0.07)

Weighted Average Number of Shares (in thousands)			229,415

Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit.
The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at March 31, 2007 and December 31, 2006, the Company did not have any unrecognized tax benefits.
The Company files federal and provincial income tax returns in Canada. The Company’s U.S. and China subsidiaries file federal, state and local income tax returns in the U.S. and China, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of four years from the date of mailing of the original Notice of Assessment in respect of any particular taxation year. The U.S. federal statute of limitations for assessment of income tax is generally closed for the Company’s tax years ending on or prior to 2002. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. There is no statute of limitations for audit of tax years in China. Tax authorities have not audited any of the Company’s, or its subsidiaries’, income tax returns or issued Notices of Assessment for any tax years.
The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in interest expense and financing costs. During the three-month periods ended March 31, 2007 and 2006, there was no such interest or penalty.
Condensed Consolidated Statements of Cash Flow
As a result of expensing of HTL and GTL development costs required under U.S. GAAP, the statements of cash flows as reported would result in a cash surplus from operating activities of $1.5 million for the three-month period ended March 31, 2006. There would be no difference between Canadian and U.S. GAAP for same period in 2007. Additionally, capital investments reported under investing activities would be $4.3 million for the three-month period ended March 31, 2006. There would be no difference between Canadian and U.S. GAAP for the same period in 2007.

Impact of New and Pending U.S. GAAP Accounting Standards
On January 1, 2007, the Company adopted Statement on Financial Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 resolves issues surrounding the application of the bifurcation requirements to beneficial interests in securitized financial assets. In general, this statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.
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
With the exception of historical information, certain matters discussed in this Form 10-Q, including in this Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-Q, including statements which may contain words such as “could”, “propose”, “should”, “intend”, “seeks to”, “is pursuing”, “expect”, “believe”, “will” and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Forward-looking statements can also include discussions relating to future production associated with our HTL Technology, GTL Technology and EOR techniques. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and the potential success of heavy-to-light and gas-to-liquids technologies, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.
The above items and their possible impact are discussed more fully in the section entitled “Risk Factors” in Item 1A and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2006 Annual Report on Form 10-K.
The following should be read in conjunction with the Company’s unaudited condensed consolidated financial statements contained herein, and the consolidated financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the year ended December 31, 2006. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. The unaudited condensed consolidated financial statements in this Quarterly Report filed on Form 10-Q have been prepared in accordance with GAAP in Canada. The impact of significant differences between Canadian GAAP and U.S. GAAP on the unaudited condensed consolidated financial statements is disclosed in Note 14.
SPECIAL NOTE TO CANADIAN INVESTORS
The Company is a registrant under the Securities Exchange Act of 1934 and voluntarily files reports with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are U.S. domestic issuers. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, the Canadian Securities Administrators (“CSA”) adopted National Instrument 51-101 — Standards of Disclosure for Oil and Gas Activities (NI 51-101) which prescribes certain standards for the preparation and disclosure of reserves and related information by Canadian issuers. We have been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors on page 12 of our 2006 Annual Report on Form 10-K.
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

Ivanhoe’s Value Proposition
Ivanhoe’s application of the HTL Technology seeks to address the three key heavy oil development challenges outlined above, and can do so at a relatively small scale.
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
The business opportunities available to Ivanhoe correspond to the challenges each potential heavy oil project faces. In Canada, California, the Middle East and Asia, all three of the HTL advantages identified above come into play. In others, including certain identified opportunities in Latin America and some Middle East countries, the heavy oil naturally flows to the surface, but transport is the key problem.
The economics of a project are effectively dictated by the advantages that HTL can bring to a particular opportunity. The more stranded the resource and the fewer monetization alternatives that the resource owner has, the greater the opportunity the Company will have to establish the Ivanhoe value proposition.
Implementation Strategies
In order to capture the value that our HTL Technology provides, the Company is pursuing the following strategies:
1.	Build a portfolio of major HTL projects. We will continue to deploy our personnel and our financial resources in support of our goal to capture opportunities for development projects utilizing our HTL Technology. We recently signed an agreement with a Western Canadian oilsands producer for a joint feasibility and testing program using our HTL Technology for the processing of a unique heavy oil stream from the producer’s operations in the Athabasca oil sands. The application contemplated by this test program complements our main strategy of deploying our HTL Technology as a strategic tool to acquire and develop heavy oil reserves.

2.	Advance the technology. Additional development work will continue as we advance the technology through the first commercial application and beyond. To optimize the technology development process, the Company has recently commenced design and construction of a Feedstock Test Facility (“FTF”) that has been designed to process small quantities of heavy oil and will allow us to:
•	Screen and test heavy oil and bitumen feedstocks in cost-effective quantities for current and potential partners,

•	Produce, assess and evaluate physical liquid products from partner heavy oil and bitumen feedstocks,

•	Conduct ongoing research and development in order to add to our portfolio of patents through the development and testing of improvements and optimizations, and

•	Have an HTL showcase that possesses all of the key elements of a commercial facility.
3.	Enhance our financial position in anticipation of major projects. Implementation of large projects requires significant capital outlays. We are refining our financing plans and establishing the relationships required for the development activities that we see ahead. The Company’s recently announced agreement with INPEX Corporation, Japan’s largest oil and gas exploration and production company, to jointly pursue the opportunity to develop a heavy oil field in Iraq complements a number of other initiatives that the Company has underway that focus on heavy oil basins around the world.

4.	Build internal capabilities in advance of major projects. The HTL technical team, which includes our own staff, specialized consultants including the inventors of the technology, and our EOR team will be supplemented and expanded to add additional expertise in areas such as project management.

5.	Build the relationships that we will need for the future. Commercialization of our technologies demands close alignment with partners, suppliers, host governments and financiers.

6.	Capture value from other company assets as we complete the transition to a heavy oil focused company. Revenue from existing operations in California and China will be utilized to fund growth of the business. Non-heavy oil related investment opportunities in our portfolio will be leveraged to capture value and provide maximum return for the Company.
Executive Overview of 2007 Results
The following table sets forth certain selected consolidated data for the three-month periods ended March 31, 2007 and 2006:

	Three-Month Periods
	Ended March 31,
	2007	2006
Oil and gas revenue	$9,596	$9,826
Net loss	$(6,547)	$(5,376)
Net loss per share	$(0.03)	$(0.02)
Average production (Boe/d)	2,035	2,013
Net operating revenue per Boe	$32.27	$39.25
Capital investments	$5,334	$4,892
Cash flow from operating activities	$2,594	$2,080
Financial Results — Change in Net Loss
The following provides an analysis of our changes in net losses for the three-month period ended March 31, 2007 when compared to the same period for 2006:

		Favorable
		(Unfavorable)
	2007	Variances	2006
Summary of Net Loss by Significant Components:
Cash Items:
Net operating revenues:
Oil and Gas Revenues:	$9,596		$9,826
Production volumes		$134
Oil and gas prices		(364)
Realized gain on derivative instruments	207	207	—
Less: Operating costs	(3,685)	(969)	(2,716)

Total net operating revenues	6,118	(992)	7,110

General and administrative, less stock based compensation	(2,159)	(473)	(1,686)
Business and technology development, less stock based compensation	(2,073)	(450)	(1,623)
Net interest	(19)	157	(176)

Total Cash Variances	1,867	(1,758)	3,625

Non-Cash Items:
Unrealized loss on derivative instruments	(666)	(666)	—
Depletion and depreciation	(6,892)	955	(7,847)
Stock based compensation	(802)	(449)	(353)
Impairment of oil and gas properties	—	750	(750)
Other	(54)	(3)	(51)

Total Non-Cash Variances	(8,414)	587	(9,001)

Net Loss	$(6,547)	$(1,171)	$(5,376)

Our net loss for the three-month period ended March 31, 2007 was $6.5 million ($0.03 per share) compared to our net loss for the same period in 2006 of $5.4 million ($0.02 per share). The increase in our net loss from 2006 to 2007 of $1.1 million is mainly due to a $1.0 million decrease in net operating revenues and a $0.9 million increase in general and administrative, business and technology development expenses net of stock based compensation, partially offset by a favorable $0.6 million non-cash variance.
Significant variances are explained in the sections that follow.
Net Operating Revenues
The following is a comparison of changes in production volumes for the three-month period ended March 31, 2007 when compared to the same periods in 2006:

	Quarters ended March 31,
	Net Boe’s		Percentage
	2007	2006	Change
China:
Dagang	120,676	117,915	2%
Daqing	5,640	5,579	1%

	126,316	123,494	2%

U.S.:
South Midway	51,773	46,075	12%
Spraberry	4,693	5,941	-21%
Others	379	5,653	-93%

	56,845	57,669	-1%

	183,161	181,163	1%

Net production volumes for the three-month period ended March 31, 2007 increased 1% when compared to the same period in 2006 due to a 2% increase in production volumes in our China properties offset by a 1% decrease in our U.S. properties, resulting in increased revenues of $0.1 million.
Oil and gas prices decreased 3% per Boe for the three-month period ended March 31, 2007 resulting in decreased revenues of $0.4 million as compared to the same period in 2006. The decrease in the U.S. was partially offset by settlements from our costless collar derivative.
For the three-month period ended March 31, 2007, operating costs, including production taxes and engineering support, increased 34% per Boe or $1.0 million compared to the same periods in 2006.
     China
Net production volumes at the Dagang field increased 2% for the three-month period ended March 31, 2007 compared to the same period in 2006. Volumes at the Dagang field increased for the three-month period ended March 31, 2007 compared to the same period in 2006 by 14% or 19.6 Mboe due to the re-acquisition of Richfirst’s 40% working interest in this project in February 2006. This increase was offset by decreases due to weather related power outages, maintenance rig availability and natural production declines.
Operating costs in China increased by $7.43 per Boe for the three-month period ended March 31, 2007 when compared to the same period in 2006. In March 2006, the Ministry of Finance of the Peoples Republic of China (“PRC”) issued the “Administrative Measures on Collection of Windfall Gain Levy on Oil Exploitation Business” (the “Windfall Levy Measures”). According to the Windfall Levy Measures, effective as of March 26, 2006, enterprises exploiting and selling crude oil in the PRC are subject to a windfall gain levy (the “Windfall Levy”) if the monthly weighted average price of crude oil is above $40 per barrel. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. For financial statement presentation the Windfall Levy is included in operating costs. The Windfall Levy resulted in $3.75 per Boe of the overall increase in 2007 when compared to 2006.
Field operating costs increased due to higher power costs, increased supervision and operator salaries and increased maintenance costs. Engineering support for the three-month period ended March 31, 2007 increased over the same period in 2006 due to a higher allocation of support to production as we reduced our capital activity in the Dagang field during the three-month period ended March 31, 2007 when compared to the same period in 2006.

     U.S.
The 1% decrease in U.S. production volumes for the three-month period ended March 31, 2007 when compared to the same period in 2006 was mainly due to the decline in production from our Spraberry field in West Texas and the sale of our Citrus properties in the first quarter of 2006, offset by increases at South Midway resulting from the 2006 drilling program.
For the three-month period ended March 31, 2007, operating costs in the U.S., including production taxes and engineering support, increased by $0.26 per Boe from the same period in 2006.
* * *
Production and operating information including oil and gas revenue, operating costs and depletion, on a per Boe basis are detailed below:

	Three-Month Periods Ended March 31,
	2007			2006
	U.S.	China	Total	U.S.	China	Total
Net Production:
Boe	56,845	126,316	183,161	57,669	123,494	181,163
Boe/day for the period	632	1,403	2,035	641	1,372	2,013

	Per Boe			Per Boe
Oil and gas revenue	$47.69	$54.51	$52.39	$51.86	$55.35	$54.24

Field operating costs	14.72	14.78	14.76	15.52	11.50	12.78
Production tax and Windfall Levy	1.21	3.75	2.96	1.32	—	0.42
Engineering support	5.21	1.14	2.40	4.04	0.74	1.79

	21.14	19.67	20.12	20.88	12.24	14.99

Net operating revenue	26.55	34.84	32.27	30.98	43.11	39.25
Depletion	28.19	37.41	34.55	20.37	43.90	36.41

Net revenue (loss) from operations	$(1.64)	$(2.57)	$(2.28)	$10.61	$(0.79)	$2.84

General and Administrative
Changes in general and administrative expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month period ended March 31, 2007 when compared to the same period for 2006 were as follows:

2007 vs.
2006
Favorable (unfavorable) variances:
Oil and Gas Activities:
China	$(62)
U.S.	(15)
Corporate	(795)

(872)
Less: stock based compensation	399

$(473)

     Corporate
General and administrative costs related to Corporate activities increased by $0.8 million for the three-month period ended March 31, 2007 when compared to the same period in 2006 mainly as a result of increases in salaries and benefits (including $0.4 million in stock based compensation).

Business and Technology Development
Changes in business and technology development expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month period ended March 31, 2007 when compared to the same period for 2006 were as follows:

2007 vs.
2006
Favorable (unfavorable) variances:
HTL	$(707)
GTL	207

(500)
Less: stock based compensation	50

$(450)

Business and technology development expenses increased $0.5 million for the three-month period ended March 31, 2007 compared to the same period in 2006 as we continued to focus on business and technology development activities related to HTL opportunities. Operating expenses of the CDF to develop and identify improvements in the application of the HTL Technology are a part of our business and technology development activities and contributed $0.3 million to the overall increase for the three-month period ended March 31, 2007. This increase was mainly due to two significant heavy oil upgrading runs in the first quarter of 2007. In addition, the HTL segment increased $0.2 million in consulting fees and $0.2 million resulting from a shift in resources from GTL.
Depletion and Depreciation
Depletion and depreciation decreased $1.0 million for the three-month period ended March 31, 2007 when compared to the same period in 2006 primarily due to a $0.7 million decrease in depreciation of the CDF and a decrease in depletion rates for China offset by an increase in depletion rates in the U.S.
     China
China’s depletion rate decreased $6.49 per Boe for the three-month period ended March 31, 2007 compared to the same period in 2006. This resulted in a $0.8 million decrease in depletion expense for the three-month period ended March 31, 2007. This decrease in the rate was mainly due to a $5.4 million ceiling test write down in 2006.
Additionally, slight increases in production volumes in China offset the decrease in depletion expense by $0.1 million for the three-month period ended March 31, 2007 when compared to the same period in 2006.
     U.S.
The U.S. depletion rate increased $7.82 per Boe for the three-month period ended March 31, 2007 compared to the same period in 2006, resulting in a $0.4 million increase in depletion expense compared to these same period in 2006. This increase was mainly due to the 2006 impairment of certain properties, including North Yowlumne, LAK Ranch and Catfish Creek, resulting in $4.8 million of those costs being included with our proved properties and therefore subject to depletion.
     HTL
Depreciation of the CDF is calculated using the straight-line method over its current useful life which is based on the existing term of the agreement with Aera Energy LLC to use their property to test the CDF. The end term of this agreement was extended in August 2006 from December 31, 2006 to December 31, 2008 and the useful life was extended to coincide with the new term of the agreement.
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
Our net cash and cash equivalents decreased for the three-month period ended March 31, 2007 by $3.1 million compared to a $0.7 million increase for the same period in 2006.

     Operating Activities
Our operating activities provided $2.6 million in cash for the three-month period ended March 31, 2007 compared to $2.1 million for the same period in 2006. The increase in cash from operating activities for the three-month period ended March 31, 2007 was mainly due to an increase from changes in working capital offset by a decrease in oil and gas prices and an increase in expenses when compared to the same period in 2006.
     Investing Activities
Our investing activities used $5.1 million in cash for the three-month period ended March 31, 2007 compared to $0.8 million for the same period in 2006. The main reason for the increase was the generation of $5.4 million of cash from asset sales in the U.S. in 2006, compared to $1.0 million for the same period in 2007. In addition, we increased our capital asset expenditures slightly by $0.4 million. This increase was mainly the result of increased exploration expenditures at our Zitong project of $2.9 million, offset by reduced expenditures for new drilling at our Dagang project of $1.8 million, both in China. Expenditures on modifications to the CDF also increased by $0.4 million. The increases in China and the CDF were offset by reduced E&P expenditures of $0.5 million in the U.S., reduced expenditures of $0.4 million on projects in Iraq and reduced expenditures for GTL of $0.2 million.
     Financing Activities
Financing activities for the three-month period ended March 31, 2007 and 2006 consisted of the repayment of long-term debt.
Outlook for 2007
The Company intends to utilize revenue from existing operations to fund the transition of the Company to a heavy oil exploration, production and upgrading company and grow our existing operations where appropriate to sustain operating cash flow and our financial position. In addition, the Company is actively engaged in the process of leveraging or monetizing the non-heavy oil related investments in our portfolio to capture value and provide maximum return for the Company. Management’s plans also include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to assure continuation of the Company’s operations and achieve its capital investment objectives. The Company’s recently announced agreement with INPEX Corporation, Japan’s largest oil and gas exploration and production company and their agreed payment of $9.0 million towards our past HTL investments is the first such alliance that we believe will advance the deployment of our HTL Technology and further our development activities.
Contractual Obligations
The table below summarizes the contractual obligations that are reflected in our Unaudited Condensed Consolidated Balance Sheet as at March 31, 2007 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2007	2008	2009	2010	After 2010
Consolidated Balance Sheets:
Note payable — current portion	2,190	1,626	564	—	—	—
Long term debt	3,673	—	3,261	412	—	—
Asset retirement obligation	1,996	15	749	490	22	720
Long term obligation	1,900	—	—	1,900	—	—
Other Commitments:
Interest payable	530	313	213	4	—	—
Lease commitments	3,742	783	963	768	643	585
Zitong exploration commitment	188	188	—	—	—	—

Total	$14,219	$2,925	$5,750	$3,574	$665	$1,305

Off Balance Sheet Arrangements
As at March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.
Outstanding Share Data
As at May 2, 2007, there were 241,369,188 common shares of the Company issued and outstanding. Additionally, the Company had 29,696,330 share purchase warrants outstanding and exercisable to purchase 29,696,330 common shares. As at April 27, 2007, there were 12,235,563 incentive stock options outstanding to purchase the Company’s common shares.
Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2007	2006				2005
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Total revenue	$9,257	$11,137	$14,015	$13,084	$9,864	$8,651	$8,907	$6,645
Net loss:
Canadian GAAP	$(6,547)	$(11,323)	$(4,388)	$(4,405)	$(5,376)	$(8,885)	$(2,113)	$(1,031)
U.S. GAAP	$(7,436)	$(18,255)	$(5,422)	$(2,329)	$(16,416)	$(7,545)	$530	$(2,083)
Net loss per share:
Canadian GAAP	$(0.03)	$(0.05)	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.01)	$(0.01)
U.S. GAAP	$(0.03)	$(0.07)	$(0.03)	$(0.01)	$(0.07)	$(0.03)	$0.00	$(0.01)
The differences in the net loss and net loss per share for the third quarter of 2005 were mainly due to an additional $2.4 million fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the first quarter of 2006 were due mainly to the impairment charged for the China oil and gas properties for U.S. GAAP purposes of $7.2 million when compared to $0.8 million calculated for Canadian GAAP and $4.3 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the third quarter of 2006 were due mainly to the impairment charged for the U.S. oil and gas properties for U.S. GAAP purposes of $3.1 million when compared to nil calculated for Canadian GAAP, offset by a $1.7 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2006 were due mainly to the impairment charged for U.S. GAAP purposes of $8.1 million ($4.5 million relates to the U.S. oil and gas properties and $3.6 million for the China oil and gas properties) when compared to nil calculated for Canadian GAAP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes since December 31, 2006.
Item 4. Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the period ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings:  None
Item 1A. Risk Factors:
As at March 31, 2007, there were no additional material risks and no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
IVANHOE ENERGY INC.
By: /s/ W. Gordon Lancaster
Name: W. Gordon Lancaster
Title: Chief Financial Officer

Dated: May 3, 2007

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