Form 10-Q
period 2007-06-30
IVANHOE ENERGY INC
filed 2007-08-09
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes ☐   No ☑
The number of shares of the registrant’s capital stock outstanding as of June 30, 2007 was 241,932,324 Common Shares, no par value.

TABLE OF CONTENTS

Page
PART I Financial Information

Item 1 Financial Statements

Unaudited Condensed Consolidated Balance Sheets as at June 30, 2007 and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006	4

Unaudited Condensed Consolidated Statements of Cash Flow for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	32

Item 4. Controls and Procedures	32

PART II Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters To a Vote of Security Holders	33

Item 5. Other Information	34

Item 6. Exhibits	34

Part I – Financial Information
Item 1 Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$11,076	$13,879
Accounts receivable	7,100	7,435
Advance	925	—
Prepaid and other current assets	462	773

	19,563	22,087

Oil and gas properties and investments, net	113,092	121,918
Intangible assets — technology	102,153	102,153
Long term assets	953	2,386

	$235,761	$248,544

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,161	$9,428
Notes payable — current portion	2,734	2,147
Asset retirement obligations — current portion	740	—
Derivative instruments	1,445	493

	12,080	12,068

Long term debt	2,598	4,237

Asset retirement obligations	1,902	1,953

Long term obligation	1,900	1,900

Commitments and contingencies

Shareholders’ Equity
Share capital, issued 241,932,324 common shares; December 31, 2006 241,215,798 common shares	319,587	318,725
Purchase warrants	23,955	23,955
Contributed surplus	7,648	6,489
Accumulated deficit	(133,909)	(120,783)

	217,281	228,386

	$235,761	$248,544

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit
(stated in thousands of U.S. Dollars, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$9,789	$12,814	$19,385	$22,640
Loss on derivative instruments	(316)	—	(775)	—
Interest income	116	270	236	308

	9,589	13,084	18,846	22,948

Expenses
Operating costs	4,223	3,858	7,908	6,574
General and administrative	3,384	2,727	6,256	4,727
Business and technology development	2,348	1,454	4,510	3,116
Depletion and depreciation	6,024	9,189	12,916	17,036
Interest expense and financing costs	189	261	382	526
Provision for impairment	—	—	—	750

	16,168	17,489	31,972	32,729

Net Loss	(6,579)	(4,405)	(13,126)	(9,781)
Accumulated Deficit, beginning of period	(127,330)	(100,667)	(120,783)	(95,291)

Accumulated Deficit, end of period	$(133,909)	$(105,072)	$(133,909)	$(105,072)

Net Loss per share — Basic and Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted Average Number of Shares (in thousands)	241,443	235,388	241,338	229,997

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating Activities
Net loss	$(6,579)	$(4,405)	$(13,126)	$(9,781)
Items not requiring use of cash:
Depletion and depreciation	6,024	9,189	12,916	17,036
Provision for impairment	—	—	—	750
Stock based compensation	1,053	716	1,855	1,069
Unrealized loss on derivative instruments	286	—	952	—
Other	161	409	330	507
Changes in non-cash working capital items	(746)	(2,287)	(127)	(3,879)

	199	3,622	2,800	5,702

Investing Activities
Capital investments	(8,123)	(3,710)	(13,457)	(8,602)
Merger and acquisition related costs	—	(325)	—	(502)
Proceeds from sale of assets	—	—	1,000	5,350
Recovery of HTLTM investments	9,000	—	9,000	—
Advance repayments (payments)	200	(50)	400	(50)
Other	—	(60)	75	(69)
Changes in non-cash working capital items	(481)	(1,770)	(1,494)	(2,855)

	596	(5,915)	(4,476)	(6,728)

Financing Activities
Shares issued on private placements, net of share issue costs	—	25,315	—	25,315
Proceeds from exercise of options	165	358	165	449
Payments of debt obligations	(615)	(5,032)	(1,230)	(5,654)
Other	(62)	—	(62)	—

	(512)	20,641	(1,127)	20,110

Increase (decrease) in cash and cash equivalents, for the period	283	18,348	(2,803)	19,084
Cash and cash equivalents, beginning of period	10,793	7,460	13,879	6,724

Cash and cash equivalents, end of period	$11,076	$25,808	$11,076	$25,808

(See accompanying notes)

Notes to the Condensed Consolidated Financial Statements
June 30, 2007
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
The Company’s financial statements as at and for the six-month period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $13.1 million for the six-month period ended June 30, 2007, and as at June 30, 2007, had an accumulated deficit of $133.9 million and positive working capital of $7.5 million. The Company currently anticipates incurring substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of these capital investment programs. Recovery of capitalized costs related to potential HTL and GTL projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. Management’s plans include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to assure continuation of the Company’s operations and achieve its capital investment objectives. The Company intends to utilize revenue from existing operations to fund the transition of the Company to a heavy oil exploration, production and upgrading company and non-heavy oil related investments in our portfolio will be leveraged or monetized to capture value and provide maximum return for the Company. The outcome of these matters cannot be predicted with certainty at this time and therefore the Company may not be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
2. CHANGES IN ACCOUNTING POLICIES
2007 Accounting Changes
On January 1, 2007 we adopted six new accounting standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook Section 1506 “Accounting Changes” (“S.1506”), Handbook Section 1530 “Comprehensive Income” (“S.1530”), Handbook Section 3251 “Equity” (“S.3251”), Handbook Section 3855 “Financial Instruments – Recognition and Measurement” (“S.3855”), Handbook Section 3861 “Financial Instruments – Disclosure and Presentation” (“S.3861”) and Handbook Section 3865 “Hedges” (“S.3865”). The Company has adopted the new standards on January 1, 2007 with the changes in accounting policies applied prospectively, where applicable. Comparative figures have not been restated.
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
S.1530 introduces Comprehensive Income, which consists of Net Income and Other Comprehensive Income (“OCI”). OCI represents changes in Shareholder’s Equity during a period arising from transactions and other events with non-owner sources. There was no material impact on adoption of this Section; there is no difference between the Net Loss presented in the accompanying statement of operations and accumulated deficit and the comprehensive loss.
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
     Financial assets
The Company’s financial assets are comprised of cash and cash equivalents, accounts receivable, advances, other long-term assets and derivative financial instruments. These financial assets are classified as loans and receivables or held for trading financial assets as appropriate. The classification of financial assets is determined at initial recognition. When financial assets are recognized initially, they are measured at fair value, normally being the transaction price. Transaction costs for all financial assets are expensed as incurred.
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
Loans and receivables are non-derivative financial assets with fixed or determinable payments. Accounts receivable and advances have been classified as loans and receivables. Such assets are carried at amortized cost, as the time value of money is not significant. Gains and losses are recognized in income when the loans and receivables are derecognized or impaired.
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
Other financial liabilities are non-derivative financial liabilities with fixed or determinable payments.
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

3. OIL AND GAS PROPERTIES AND INVESTMENTS
Capital assets categorized by geographical location and business segment are as follows:

	As at June 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$105,775	$108,897	$—	$—	$214,672
Unproved	4,302	15,875	—	—	20,177

	110,077	124,772	—	—	234,849
Accumulated depletion	(24,321)	(48,420)	—	—	(72,741)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	35,406	65,932	—	—	101,338

HTLTM and GTL Investments:
Feasibility studies and other deferred costs	—	—	239	5,054	5,293
Feedstock test facility	—	—	1,045	—	1,045
Commercial demonstration facility	—	—	9,753	—	9,753
Accumulated depreciation	—	—	(4,533)	—	(4,533)

	—	—	6,504	5,054	11,558

Furniture and equipment	522	116	108	—	746
Accumulated depreciation	(428)	(54)	(68)	—	(550)

	94	62	40	—	196

	$35,500	$65,994	$6,544	$5,054	$113,092

	As at December 31, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$102,884	$106,171	$—	$—	$209,055
Unproved	5,765	8,279	—	—	14,044

	108,649	114,450	—	—	223,099
Accumulated depletion	(21,249)	(39,372)	—	—	(60,621)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	37,050	64,658	—	—	101,708

HTLTM and GTL Investments:
Feasibility studies and other deferred costs	—	—	6,615	5,054	11,669
Feedstock test facility	—	—	405	—	405
Commercial demonstration facility	—	—	11,700	—	11,700
Accumulated depreciation	—	—	(3,789)	—	(3,789)

	—	—	14,931	5,054	19,985

Furniture and equipment	530	115	80	—	725
Accumulated depreciation	(414)	(56)	(30)	—	(500)

	116	59	50	—	225

	$37,166	$64,717	$14,981	$5,054	$121,918

In late 2004, the Company signed a memorandum of understanding with the Iraqi Ministry of Oil to evaluate a specific, large heavy oil field and its commercial development potential using Ivanhoe Energy’s HTLTM Technology. Since that time, the Company has carried out a detailed analysis and has generated data regarding the applicability of its HTLTM upgrading technology for the development of the field.
In the first half of 2007, the Company and INPEX Corporation (“INPEX”), Japan’s largest oil and gas exploration and production company, signed an agreement to jointly pursue the opportunity to develop the above noted heavy oil field in Iraq. During the second quarter, INPEX paid $9.0 million to Ivanhoe Energy as a contribution towards Ivanhoe’s past costs related to the project and certain costs related to the development of its HTLTM upgrading technology. The payment was credited to the carrying value of its Iraq and CDF HTLTM Investments related to this project.
The agreement provides INPEX with a 45% interest in the venture, with Ivanhoe Energy retaining a 55% majority interest. Both parties will participate in the pursuit of the opportunity but Ivanhoe shall lead the discussions. Should the Company and INPEX proceed with the development and deploy Ivanhoe Energy’s HTLTM Technology, certain technology fees would be payable to the Company.
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
Costs as at June 30, 2007 and December 31, 2006 of $20.2 million and $14.0 million, related to unproved oil and gas properties have been excluded from costs subject to depletion and depreciation. The depletion calculation includes $11.1 million and $14.7 million for future development costs associated with proven undeveloped reserves as at June 30, 2007 and December 31, 2006.
4. INTANGIBLE ASSETS — TECHNOLOGY
The Company’s intangible assets consist of the following:
HTLTM Technology
In the merger with Ensyn Group, Inc. (“Ensyn”), the Company acquired an exclusive, irrevocable license to deploy, worldwide, the patented rapid thermal processing process (“RTPTM Process”) for petroleum applications as well as the exclusive right to deploy the RTPTM Process in all applications other than biomass. The Company’s carrying value of the RTPTM Process for heavy oil upgrading (“HTLTM Technology” or “HTLTM”) as at June 30, 2007 and December 31, 2006 was $92.2 million.
Syntroleum Master License
The Company owns a master license from Syntroleum Corporation (“Syntroleum”) permitting the Company to use Syntroleum’s proprietary gas-to-liquids (“GTL Technology” or “GTL”) process in an unlimited number of projects around the world. The Company’s master license expires on the later of April 2015 or five years from the effective date of the last site license issued to the Company by Syntroleum. In respect of GTL projects in which both the Company and Syntroleum participate no additional license fees or royalties will be payable by the Company and Syntroleum will contribute, to any such project, the right to manufacture specialty and lubricant products. Both companies have the right to pursue GTL projects independently, but the Company would be required to pay the normal license fees and royalties in such projects. The Company’s carrying value of the Syntroleum GTL master license as at June 30, 2007 and December 31, 2006 was $10.0 million.
These intangible assets were not amortized and their carrying values were not impaired for the three-month and six-month periods ended June 30, 2007 and 2006.
5. NOTES PAYABLE
Notes payable consisted of the following as at:

	June 30,	December 31,
	2007	2006
Non-interest bearing promissory note, due 2006 through 2009	$4,106	$5,336
Variable rate bank note, 8.36%, due 2008	1,500	1,500

	5,606	6,836

Less:
Unamortized discount	(274)	(452)
Current maturities	(2,734)	(2,147)

	(3,008)	(2,599)

	$2,598	$4,237

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
The scheduled maturities of the notes payable, excluding unamortized discount, as at June 30, 2007 were as follows:

2007	$1,230
2008	3,960
2009	416

$5,606

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon its producing U.S. oil and gas properties and the HTLTM commercial demonstration facility (“CDF”). The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at June 30, 2007 was estimated at $5.2 million. These payments are expected to be made over the next 40 years; with over half of the payments to be made between 2008 and 2014. To calculate the present value of these obligations, the Company used an inflation rate of 3% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate of 6%. The changes in the Company’s liability for the six-month period ended June 30, 2007 were as follows:

Carrying balance, beginning of period	$1,953
Liabilities incurred	20
Liabilities transferred	(3)
Accretion expense	63
Revisions in estimated cash flows	609

2,642
Less: current portion	740

Carrying balance, end of period	$1,902

7. COMMITMENTS AND CONTINGENCIES
Zitong Block Exploration Commitment
Under the production-sharing contract for the Zitong block, the Company was obligated to conduct a minimum exploration program during the first three years ending December 1, 2005 (“Phase 1”). The Phase 1 work program included acquiring approximately 300 miles of new seismic lines, reprocessing approximately 1,250 miles of existing seismic lines and drilling a minimum of approximately 23,000 feet. The Company completed Phase 1 with the exception of drilling approximately 13,800 feet. The first Phase 1 exploration well drilled in 2005 was suspended, having found no commercial quantities of hydrocarbons. Drilling of the second exploration well commenced in October 2006, but it was not completed and tested by November 30, 2006, the initial deadline for completing the Phase 1 exploration program. The Company has received a letter from PetroChina extending Phase 1 to September 30, 2007.
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
The Company and Mitsubishi (the “Zitong Partners”) will await the results of the second exploration well (see above), that is currently being tested, after which a decision will be made whether or not to enter into the next three-year exploration phase (“Phase 2”). If the Company elects not to enter into Phase 2, it will be required to pay China National Petroleum Corporation (“CNPC”), within 30 days after its election, a cash equivalent of its share of the deficiency in the work program estimated to be $0.2 million after the drilling of the second Phase 1 well. If the Company elects not to enter Phase 2, costs related to the Zitong block in the approximate amount of $15.9 million will be required to be included in the depletable base of the China full cost pool. This may result in a ceiling test impairment related to the China full cost pool in a future period.
If the Zitong Partners elect to participate in Phase 2, they must relinquish 25% of the Zitong block acreage and complete a minimum work program involving the acquisition of approximately 200 miles of new seismic lines and approximately 23,000 feet of drilling, with estimated contractual minimum expenditures for the Zitong block of $16.0 million. The Phase 2 seismic commitment was fulfilled in the Phase 1 exploration program. Following the completion of Phase 2, the Zitong Partners must relinquish all of the remaining property except any areas identified for development and production. If the Zitong Partners elect to enter into Phase 2, they must complete the minimum work program or will be obligated to pay to CNPC the cash equivalent of the deficiency in the work program for that exploration phase.
Income Taxes
The Company’s income tax filings are subject to audit by taxation authorities, which may result in the payment of income taxes and/or a decrease in its net operating losses available for carry-forward in the various jurisdictions in which the Company operates (the tax loss carry-forwards in Canada were Cdn. $43.5 million, in the U.S. $91.9 million and in China $13.6 million as at December 31, 2006). While the Company believes its tax filings do not include uncertain tax positions, the results of potential audits or the effect of changes in tax law cannot be ascertained at this time. In the first quarter 2007 the Company received an indication from local Chinese tax authorities as to a change in the rule under which development costs may be deducted in arriving at taxable income. Although the Company has received no formal written notification of any rule changes, we have reviewed the potential impact of such anticipated rule changes and reviewed our prior filings and the filing for the 2006 tax year with Chinese tax authorities. The Company’s calculations indicate that there are no taxes payable for the 2006 and 2007 taxation years or for any prior periods. The Company has verbally confirmed that this position is acceptable to the tax authorities, and will continue its discussions with Chinese tax authorities to finalize its future and ongoing filing positions.
Long Term Obligation
As part of the Ensyn merger, the Company assumed an obligation to pay $1.9 million in the event, and at such time that, the sale of units incorporating the HTLTM Technology for petroleum applications reach a total of $100.0 million. This obligation was recorded in the Company’s consolidated balance sheet.
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

8. SHARE CAPITAL
Following is a summary of the changes in share capital and stock options outstanding for the six-month period ended June 30, 2007:

	Common Shares			Stock Options
					Weighted
					Average
	Number		Contributed	Number	Exercise Price
	(thousands)	Amount	Surplus	(thousands)	Cdn.$
Balance December 31, 2006	241,216	$318,725	$6,489	12,370	$2.34
Shares issued for:
Services	374	692	—	—	$—
Exercise of options	342	170	(4)	(342)	$0.52
Options:
Granted	—	—	1,163	1,160	$2.30
Expired	—	—	—	(1,157)	$3.10

Balance June 30, 2007	241,932	$319,587	$7,648	12,031	$2.31

Purchase Warrants
There were no changes to the number of the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the six-month period ended June 30, 2007.
As at June 30, 2007, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise	Value on
Year of	Special			Shares			Price per	Exercise
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share	($U.S. 000)
		(thousands)			($U.S. 000)
2005	Cdn. $3.10	4,100	4,100	4,100	$2,412	(1)	Cdn. $3.50	$13,500
2005	Cdn. $3.10	1,000	1,000	1,000	534	July 2007	Cdn. $3.50	3,293
2005	U.S. $1.63	11,196	11,196	11,196	1,891	November 2007	U.S. $2.50	27,990
2005	n/a	2,000	2,000	2,000	313	November 2007	U.S. $2.00	4,000
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93 (2)	31,422

		29,696	29,696	29,696	$23,955			$80,205

(1)	In March 2007, the Company agreed that the warrants, which were to have expired on April 15, 2007, would be extended until the earlier of: (i) April 15, 2008; and (ii) thirty days following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.

(2)	Each common share purchase warrant originally entitled the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing. In September 2006, these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.
The weighted average exercise price of the exercisable purchase warrants, as at June 30, 2007 was U.S. $2.70 per share.
9. SEGMENT INFORMATION
The Company has three reportable business segments: Oil and Gas, HTLTM and GTL.
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

HTLTM
The Company seeks to increase its oil reserves through the deployment of our HTLTM Technology. The technology is intended to be used to upgrade heavy oil at facilities located in the field to produce lighter, more valuable crude. In addition, an HTLTM facility can yield surplus energy for producing steam and electricity used in heavy-oil production. The thermal energy from the RTPTM Process provides heavy-oil producers with an alternative to natural gas that now is widely used to generate steam.
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
The following tables present the Company’s interim segment information for the three-month and six-month periods ended June 30, 2007 and 2006 and identifiable assets as at June 30, 2007 and December 31, 2006:

	Three-Month Period Ended June 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$2,799	$6,990	$—	$—	$—	$9,789
Loss on derivative instruments	(316)	—	—	—	—	(316)
Interest income	39	8	—	—	69	116

	2,522	6,998	—	—	69	9,589

Operating costs	935	3,288	—	—	—	4,223
General and administrative	795	623	—	—	1,966	3,384
Business and technology development	—	—	2,135	213	—	2,348
Depletion and depreciation	1,482	4,328	211	2	1	6,024
Interest expense and financing costs	98	—	6	—	85	189

	3,310	8,239	2,352	215	2,052	16,168

Net Loss	$(788)	$(1,241)	$(2,352)	$(215)	$(1,983)	$(6,579)

Capital Investments	$981	$6,516	$626	$—	$—	$8,123

	Six-Month Period Ended June 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$5,510	$13,875	$—	$—	$—	$19,385
Loss on derivative instruments	(775)	—	—	—	—	(775)
Interest income	61	19	—	—	156	236

	4,796	13,894	—	—	156	18,846

Operating costs	2,137	5,771	—	—	—	7,908
General and administrative	1,183	1,030	—	—	4,043	6,256
Business and technology development	—	—	4,152	358	—	4,510
Depletion and depreciation	3,096	9,054	759	5	2	12,916
Interest expense and financing costs	185	5	13	—	179	382

	6,601	15,860	4,924	363	4,224	31,972

Net Loss	$(1,805)	$(1,966)	$(4,924)	$(363)	$(4,068)	$(13,126)

Capital Investments	$1,793	$10,318	$1,346	$—	$—	$13,457

Identifiable Assets (As at June 30, 2007)	$40,308	$72,213	$98,797	$15,073	$9,370	$235,761

Identifiable Assets (As at December 31, 2006)	$42,158	$72,970	$107,186	$15,081	$11,149	$248,544

	Three-Month Period Ended June 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$3,068	$9,746	$—	$—	$—	$12,814
Interest income	52	13	—	—	205	270

	3,120	9,759	—	—	205	13,084

Operating costs	912	2,946	—	—	—	3,858
General and administrative	549	334	—	—	1,844	2,727
Business and technology development	—	—	1,037	417	—	1,454
Depletion and depreciation	1,273	6,239	1,673	2	2	9,189
Interest expense and financing costs	67	61	2	—	131	261

	2,801	9,580	2,712	419	1,977	17,489

Net Income (Loss)	$319	$179	$(2,712)	$(419)	$(1,772)	$(4,405)

Capital Investments	$788	$1,934	$833	$155	$—	$3,710

	Six-Month Period Ended June 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$6,059	$16,581	$—	$—	$—	$22,640
Interest income	66	15	—	—	227	308

	6,125	16,596	—	—	227	22,948

Operating costs	2,116	4,458	—	—	—	6,574
General and administrative	922	679	—	—	3,126	4,727
Business and technology development	—	—	2,347	769	—	3,116
Depletion and depreciation	2,461	11,663	2,904	5	3	17,036
Interest expense and financing costs	129	106	3	—	288	526
Provision for impairment	—	750	—	—	—	750

	5,628	17,656	5,254	774	3,417	32,729

Net Income (Loss)	$497	$(1,060)	$(5,254)	$(774)	$(3,190)	$(9,781)

Capital Investments	$2,065	$4,651	$1,514	$372	$—	$8,602

10. DERIVATIVE INSTRUMENTS
The Company’s results of operations are sensitive mainly to fluctuations in oil and natural gas prices. The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows.
The Company entered into a costless collar derivative to hedge its cash flow from the sale of approximately 400-500 barrels of its U.S. oil production per day over a two year period starting November 2006. The derivative had a ceiling price of $65.20 per barrel and a floor price of $63.20 per barrel using WTI as the index traded on the NYMEX. For the three-month and six-month periods ended June 30, 2007, the Company had realized gains of nil and $0.2 million on this derivative transaction, offsetting $0.3 million and $1.0 million of unrealized losses. Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.
For the six-month period ended June 30, 2006 the Company had no derivative activities.
11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month and six-month periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Supplemental Cash Flow Information:

Cash paid during the period for:
Income taxes	$—	$—	$5	$6

Interest	$52	$127	$86	$298

Investing and Financing activities, non-cash:
Acquisition of oil and gas assets
Shares issued	$—	$—	$—	$20,000
Debt issued	—	—	—	6,547
Receivable applied to acquisition	—	—	—	1,746

	$—	$—	$—	$28,293

Changes in non-cash working capital items
Operating Activities:
Accounts receivable	$(540)	$(835)	$469	$(1,856)
Prepaid and other current assets	69	157	251	(97)
Accounts payable and accrued liabilities	(275)	(1,609)	(847)	(1,926)

	(746)	(2,287)	(127)	(3,879)

Investing Activities
Accounts receivable	(19)	61	(134)	2,137
Prepaid and other current assets	17	59	60	44
Accounts payable and accrued liabilities	(479)	(5,139)	(1,420)	(8,285)
Project advance from partner	—	3,249	—	3,249

	(481)	(1,770)	(1,494)	(2,855)

	$(1,227)	$(4,057)	$(1,621)	$(6,734)

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
Condensed Consolidated Balance Sheets
     Shareholders’ Equity and Oil and Gas Properties and Investments

	As at June 30, 2007
			Shareholders' Equity
	Oil and Gas
	Properties and	Derivative	Share Capital	Contributed	Accumulated
	Investments	Instruments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$113,092	$1,445	$343,542	$7,648	$(133,909)	$217,281
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(387)	(3,361)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Fair value adjustment of derivative instruments (iii)	—	10,474	(8,552)	—	(1,922)	(10,474)
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	6,816	—	—	—	6,816	6,816
HTLTM and GTL development costs expensed, net (vii)	(5,508)	—	—	—	(5,508)	(5,508)

U.S. GAAP	$89,488	$11,919	$410,416	$4,287	$(231,500)	$183,203

	As at December 31, 2006
			Shareholders' Equity
	Oil and Gas
	Properties and	Derivative	Share Capital	Contributed	Accumulated
	Investments	Instruments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$121,918	$493	$342,680	$6,489	$(120,783)	$228,386
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(387)	(3,361)	3,748	—
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Fair value adjustment of derivative instruments (iii)	—	6,378	(8,552)	—	2,174	(6,378)
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	4,402	—	—	—	4,402	4,402
HTLTM and GTL development costs expensed, net (vii)	(11,669)	—	—	—	(11,669)	(11,669)

U.S. GAAP	$89,739	$6,871	$409,554	$3,128	$(222,853)	$189,829

     Shareholders’ Equity
     (i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization. The effect of this is that under U.S. GAAP, share capital and accumulated deficit are increased by $74.5 million as at June 30, 2007 and December 31, 2006.
     (ii) For Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. For U.S. GAAP, prior to January 1, 2006 the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. This resulted in a reduction of $3.7 million in the accumulated deficit as at June 30, 2007, and December 31, 2006, equal to accumulated stock based compensation for stock options granted to employees and directors since January 1, 2002 and expensed through December 31, 2005 under Canadian GAAP.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006. Under the modified prospective basis the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There were no differences in the Company’s stock based compensation expense in its financial statements for Canadian GAAP and U.S. GAAP for the six-month periods ended June 30, 2007 and 2006.
(iii) The Company accounts for purchase warrants as equity under Canadian GAAP. As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, in 2006, the accounting treatment of warrants was changed under U.S. GAAP to correct for the application of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency are accounted for as derivative liabilities. Changes in the fair value of the warrants are required to be recognized in the statement of operations each reporting period for U.S. GAAP purposes. Under the Company’s previous U.S. GAAP accounting treatment, no changes in fair value were recorded. At the time that the Company’s share purchase warrants are exercised, the value of the warrants will be reclassified to shareholders’ equity for U.S. GAAP purposes. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares, with the offset to the warrant component of equity. The warrants are not revalued to fair value under Canadian GAAP. This GAAP difference resulted in an increase in derivative instruments of $10.5 million and $6.4 million as at June 30, 2007 and December 31, 2006, and a decrease in warrants of $8.6 million as at June 30, 2007 and December 31, 2006.
     Oil and Gas Properties and Investments
     (iv) For U.S. GAAP purposes, the aggregate value attributed to the acquisition of U.S. royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.
     (v) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, there are differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the three-month and six-months ended June 30, 2007 no impairment provision was required and no impairment provision was required under Canadian GAAP. The differences in the ceiling test impairments by period for the U.S. and China properties between U.S. and Canadian GAAP as at June 30, 2007 were as follows:

	Ceiling Test Impairments		(Increase)
	U.S. GAAP	Canadian GAAP	Decrease
U.S. Properties
Prior to 2004	$34,000	$34,000	$—
2004	15,000	16,350	1,350
2005	2,800	—	(2,800)
2006	7,600	—	(7,600)
2007	—	—	—

	59,400	50,350	(9,050)

China Properties
Prior to 2004	10,000	—	(10,000)
2004	—	—	—
2005	1,700	5,000	3,300
2006	15,940	5,420	(10,520)
2007	—	—	—

	27,640	10,420	(17,220)

	$87,040	$60,770	$(26,270)

     (vi) The differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion of $6.8 million and $4.4 million as at June 30, 2007 and December 31, 2006.
     (vii) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, for Canadian GAAP, the Company capitalizes certain costs incurred for HTLTM and GTL projects subsequent to executing a memorandum of understanding to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects’ products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in the investments in HTLTM and GTL assets. For U.S. GAAP, feasibility, marketing and related costs incurred prior to executing an HTLTM or GTL definitive agreement are considered to be research and development and are expensed as incurred. As at June 30, 2007 and December 31, 2006, the Company capitalized $5.5 million and $11.7 million for Canadian GAAP, which was expensed for U.S. GAAP purposes.
The Company and INPEX have signed an agreement to jointly pursue the opportunity to develop a heavy oil field in Iraq that Ivanhoe believes is a suitable candidate for its patented HTLTM heavy oil upgrading technology (see Note 4). In the second quarter of 2007, the Company received a $9.0 million payment related to this agreement which was credited to the carrying value of its Iraq and CDF HTLTM Investments related to this project for Canadian GAAP purposes. The prior costs for Iraq projects had previously been expensed for U.S. GAAP purposes therefore that portion of the proceeds, $6.3 million, was credited to the statement of operations for U.S. GAAP purposes.
Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Three Month Periods Ended June 30,
	2007		2006
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$(6,579)	$(0.03)	$(4,405)	$(0.02)
Depletion adjustments due to differences in provision for impairment (viii)	1,111	—	737	—
HTLTM and GTL development costs expensed (vii and ix)	(118)	—	(314)	—
Recovery of HTLTM investments (vii and ix)	6,279	0.03	—	—
Fair value adjustment of derivative instruments (iii)	(1,904)	—	1,653	0.01

U.S. GAAP	$(1,211)	$—	$(2,329)	$(0.01)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		241,443		235,388

	Six-Month Periods Ended June 30,
	2007		2006
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share
Canadian GAAP	$(13,126)	$(0.05)	$(9,781)	$(0.04)
Provision for impairment (v and viii)	—	—	(6,450)	(0.03)
Depletion adjustments due to differences in provision for impairment (viii)	2,414	0.01	1,022	—
HTLTM and GTL development costs expensed (vii and ix)	(118)	—	(885)	—
Recovery of HTLTM investments (vii and ix)	6,279	0.03	—	—
Fair value adjustment of derivative instruments (iii)	(4,096)	(0.02)	(2,651)	(0.01)

U.S. GAAP	$(8,647)	$(0.04)	$(18,745)	$(0.08)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		241,338		229,997

     (viii) As discussed under “Oil and Gas Properties and Investments” in this note, there is a difference in performing the ceiling test evaluation under the full cost method of the accounting rules between U.S. and Canadian GAAP. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties of $26.3 million as at June 30, 2007 and December 31, 2006. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction of $1.1 million and $2.4 million in the net losses for the three-month and six-month periods ended June 30, 2007 and a reduction of $0.7 million and $1.0 million in the net losses for the three-month and six-month periods ended June 30, 2006.
     (ix) As more fully described under “Oil and Gas Properties and Investments” in this note, for Canadian GAAP, feasibility, marketing and related costs incurred prior to executing an HTLTM or GTL definitive agreement are capitalized and are subsequently written down upon determination that a project’s future value has been impaired. For U.S. GAAP, such costs are considered to be research and development and are expensed as incurred. For the three-month and six-month periods ended June 30, 2007 the Company recorded $6.3 million as a reduction to net loss for U.S. GAAP when compared to Canadian GAAP due to the recovery of prior costs expensed for U.S. GAAP and capitalized for Canadian GAAP (see vii above). For the three-month and six-month periods ended June 30, 2007 the Company expensed $0.1 million and expensed $0.3 million and $0.9 million for those same periods in 2006 in excess of the Canadian GAAP write-downs during those corresponding periods.
Pro Forma Effect of Merger and Acquisition
Had the acquisition of Richfirst’s 40% working interest in the Dagang field been completed January 1, 2006, the U.S. GAAP pro forma revenue, net loss and net loss per share of the consolidated operations for the three-month and six-month period ended June 30, 2006 would have been as follows:

	Three-Months Ended June 30, 2006			Six-Months Ended June 30, 2006
		Net	Net Loss		Net	Net Loss
	Revenue	Loss	Per Share	Revenue	Loss	Per Share
As reported	$13,084	$(2,329)	$(0.01)	$22,948	$(18,745)	$(0.08)
Pro forma adjustments	—	—	—	1,051	809	—

	$13,084	$(2,329)	$(0.01)	$23,999	$(17,936)	$(0.08)

Weighted Average Number of Shares (in thousands)			235,388			232,418

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
The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at June 30, 2007 and December 31, 2006, the Company did not have any unrecognized tax benefits.
The Company files federal and provincial income tax returns in Canada. The Company’s U.S. and China subsidiaries file federal, state and local income tax returns in the U.S and China, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of four years from the date of mailing of the original Notice of Assessment in respect of any particular taxation year. The U.S. federal statute of limitations for assessment of income tax is generally closed for the Company’s tax years ending on or prior to 2002. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. There is no statute of limitations for audit of tax years in China. Tax authorities have not audited any of the Company’s, or its subsidiaries’, income tax returns or issued Notices of Assessment for any tax years.
The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in interest expense and financing costs. During the three-month and six-month periods ended June 30, 2007 and 2006, there were no charges for interest or penalties.
Condensed Consolidated Statements of Cash Flow
As a result of expensing of HTLTM and GTL development costs required under U.S. GAAP and recovery of such costs, the statements of cash flows as reported would result in a cash surplus from operating activities of $6.6 million and $9.2 million for the three-month and six-month period ended June 30, 2007 and $3.3 million and $4.8 million for the three-month and six-month periods ended June 30, 2006. Additionally, capital investments reported under investing activities would be $8.0 million and $13.3 million for the three-month and six-month period ended June 30, 2007 and $3.4 million and $7.7 million for the three-month and six-month periods ended June 30, 2006.
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
With the exception of historical information, certain matters discussed in this Form 10-Q, including in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-Q, including statements which may contain words such as “could”, “propose”, “should”, “intend”, “seeks to”, “is pursuing”, “expect”, “believe”, “will” and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Forward-looking statements can also include discussions relating to future production associated with our HTLTM Technology, GTL Technology and EOR techniques. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and the potential success of heavy-to–light and gas-to-liquids technologies, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.
The above items and their possible impact are discussed more fully in the section entitled “Risk Factors” in Item 1A and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2006 Annual Report on Form 10-K.
The following should be read in conjunction with the Company’s unaudited condensed consolidated financial statements contained herein, and the consolidated financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the year ended December 31, 2006. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. The unaudited condensed consolidated financial statements in this Quarterly Report filed on Form 10-Q have been prepared in accordance with GAAP in Canada. The impact of significant differences between Canadian GAAP and U.S. GAAP on the unaudited condensed consolidated financial statements is disclosed in Note 13.
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
Ivanhoe Energy’s Business
Ivanhoe Energy is an independent international heavy oil development and production company focused on pursuing long-term growth in its reserve base and production. Ivanhoe Energy plans to utilize technologically innovative methods designed to significantly improve recovery of heavy oil resources, including the application of the patented rapid thermal processing process (“RTPTM Process”) for heavy oil upgrading (“HTLTM Technology” or “HTLTM”) and enhanced oil recovery (“EOR”) techniques. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production (“E&P”) of oil and gas. Finally, the Company is exploring an opportunity to monetize stranded gas reserves through the application of the conversion of natural gas-to-liquids using a technology (“GTL Technology” or “GTL”) licensed from Syntroleum Corporation. Our core operations are in the United States and China, with business development opportunities worldwide.
Ivanhoe Energy’s proprietary, patented heavy oil upgrading technology upgrades the quality of heavy oil and bitumen by producing lighter, more valuable crude oil, along with by-product energy which can be used to generate steam or electricity. The HTLTM Technology has the potential to substantially improve the economics and transportation of heavy oil. There are significant quantities of heavy oil throughout the world that have not been developed, much of it stranded due to the lack of on-site energy, transportation issues, or poor heavy-light price differentials. In remote parts of the world, the considerable reduction in viscosity of the heavy oil through the HTLTM process will allow the oil to be transported economically over long distances.
HTLTM can virtually eliminate cost exposure to natural gas and diluent, solve the transport challenge, and capture the majority of the heavy to light oil price differential for oil producers. HTLTM accomplishes this at a much smaller scale and at lower per barrel capital costs compared with established competing technologies, using readily available plant and process components. As HTLTM facilities are designed for installation near the wellhead, they eliminate the need for diluent and make large, dedicated upgrading facilities unnecessary.
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

Ivanhoe’s Value Proposition
Ivanhoe’s application of the HTLTM Technology seeks to address the three key heavy oil development challenges outlined above, and can do so at a relatively small scale.
In addition to improving oil quality, an HTLTM facility can yield surplus energy for production of the steam and electricity used in heavy oil production. The thermal energy generated by the HTLTM process can provide heavy oil producers with an alternative to increasingly volatile prices for natural gas that now is widely used to generate steam. Test yields of the low-viscosity, upgraded product are greater than 85% by volume, and high conversion of the heavy residual fraction is achieved. In addition to the liquid upgraded oil product, a small amount of valuable by-product gas is produced, and usable excess heat is generated from the by-product coke.
Ivanhoe’s HTLTM process offers three potential advantages in that it can virtually eliminate cost exposure to natural gas and diluent, solve the transport challenge, and capture the majority of the heavy to light oil price differential for oil producers. Testing indicates that Ivanhoe’s HTLTM process can accomplish this at a much smaller scale and at lower per barrel capital cost compared with established competing technologies, using readily available plant and process components. Since HTLTM facilities will be designed for installation near the wellhead, they are expected to eliminate the need for diluent and may make large, dedicated upgrading facilities unnecessary.
The business opportunities available to Ivanhoe correspond to the challenges each potential heavy oil project faces. In Canada, California, the Middle East and Asia, all three of the HTLTM advantages identified above come into play. In others, including certain identified opportunities in Latin America and some Middle East countries, the heavy oil naturally flows to the surface, but transport is the key problem.
The economics of a project are effectively dictated by the advantages that HTLTM can bring to a particular opportunity. The more stranded the resource and the fewer monetization alternatives that the resource owner has, the greater the opportunity the Company will have to establish the Ivanhoe value proposition.
Implementation Strategies
In order to capture the value that our HTLTM Technology provides, the Company is pursuing the following strategies:
1.	Build a portfolio of major HTLTM projects. We will continue to deploy our personnel and our financial resources in support of our goal to capture opportunities for development projects utilizing our HTLTM Technology. We recently signed an agreement with a Western Canadian oil sands producer for a joint feasibility and testing program using our HTLTM Technology for the processing of a unique heavy oil stream from the producer’s operations in the Athabasca oil sands. The application contemplated by this test program complements our main strategy of deploying our HTLTM Technology as a strategic tool to acquire and develop heavy oil reserves.

2.	Advance the technology. Additional development work will continue as we advance the technology through the first commercial application and beyond. To optimize the technology development process, the Company has recently commenced design and construction of a Feedstock Test Facility (“FTF”) that has been designed to process small quantities of heavy oil and will allow us to:
•	Screen and test heavy oil and bitumen feedstocks in cost-effective quantities for current and potential partners,

•	Produce, assess and evaluate physical liquid products from partner heavy oil and bitumen feedstocks,

•	Conduct ongoing research and development in order to add to our portfolio of patents through the development and testing of improvements and optimizations, and

•	Have an HTLTM showcase that possesses all of the key elements of a commercial facility.
3.	Enhance our financial position in anticipation of major projects. Implementation of large projects requires significant capital outlays. We are refining our financing plans and establishing the relationships required for the development activities that we see ahead. The Company’s agreement with INPEX Corporation, Japan’s largest oil and gas exploration and production company, to jointly pursue the opportunity to develop a heavy oil field in Iraq complements a number of other initiatives that the Company has underway that focus on heavy oil basins around the world.

4.	Build internal capabilities in advance of major projects. The HTLTM technical team, which includes our own staff and specialized consultants, including the inventors of the technology, has been expanded by adding additional expertise in areas such as project management and heavy oil development.

5.	Build the relationships that we will need for the future. Commercialization of our technologies demands close alignment with partners, suppliers, host governments and financiers. The Company recently successfully completed a key Athabasca bitumen test run at its CDF. This test was an important step for our business development activities, as well as for the design of full-scale HTLTM facilities. This run represents the culmination of the CDF testing program carried out over the last two years. This test run was carried out pursuant to a technology development agreement entered into in August 2000 between predecessors of Ivanhoe Energy and ConocoPhillips Canada Resources Corp. (“ConocoPhillips Canada”). ConocoPhillips Canada provided the Company with the Athabasca bitumen. ConocoPhillips Canada has certain non-exclusive, capacity and time-specific rights to use the HTLTM Technology in Canada. The test run was witnessed by a third party engineering firm in preparation for the formalization of key investment banking relationships for the Company.

6.	Capture value from other company assets as we complete the transition to a heavy oil focused company. Revenue from existing operations in California and China will be utilized to fund growth of the business. Non-heavy oil related investment opportunities in our portfolio will be leveraged to capture value and provide maximum return for the Company.
Executive Overview of 2007 Results
The following table sets forth certain selected consolidated data for the three-month and six-month periods ended June 30, 2007 and 2006:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2007	2006	2007	2006
Oil and gas revenue	$9,789	$12,814	$19,385	$22,640

Net loss	$(6,579)	$(4,405)	$(13,126)	$(9,781)
Net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Average production (Boe/d)	1,824	2,280	1,929	2,147

Net operating revenue per Boe	$33.53	$43.16	$32.87	$41.34

Capital investments	$8,123	$3,710	$13,457	$8,602

Cash flow from operating activities	$199	$3,622	$2,800	$5,702

Financial Results – Change in Net Loss
The following provides an analysis of our changes in net losses for the three-month and six-month periods ended June 30, 2007 when compared to the same periods for 2006:

	Three-Month Periods Ended June 30,:			Six-Month Periods Ended June 30,:
		Favorable			Favorable
		(Unfavorable)			(Unfavorable)
	2007	Variances	2006	2007	Variances	2006
Summary of Net Loss by Significant Components:
Cash Items:
Net operating revenues:
Oil and Gas Revenues:	$9,789		$12,814	$19,385		$22,640
Production volumes		$(2,574)			$(2,278)
Oil and gas prices		(451)			(977)
Realized gain (loss) on derivative instruments	(30)	(30)	—	177	177	—
Less: Operating costs	(4,223)	(365)	(3,858)	(7,908)	(1,334)	(6,574)

Total net operating revenues	5,536	(3,420)	8,956	11,654	(4,412)	16,066

General and administrative, less stock based compensation	(2,523)	(390)	(2,133)	(4,748)	(929)	(3,819)
Business and technology development, less stock based compensation	(2,156)	(824)	(1,332)	(4,163)	(1,208)	(2,955)
Net interest	(9)	(42)	33	(28)	115	(143)

Total Cash Variances	848	(4,676)	5,524	2,715	(6,434)	9,149

Non-Cash Items:
Unrealized loss on derivative instruments	(286)	(286)	—	(952)	(952)	—
Depletion and depreciation	(6,024)	3,165	(9,189)	(12,916)	4,120	(17,036)
Stock based compensation	(1,053)	(337)	(716)	(1,855)	(786)	(1,069)
Impairment of oil and gas properties	—	—	—	—	750	(750)
Other	(64)	(40)	(24)	(118)	(43)	(75)

Total Non-Cash Variances	(7,427)	2,502	(9,929)	(15,841)	3,089	(18,930)

Net Loss	$(6,579)	$(2,174)	$(4,405)	$(13,126)	$(3,345)	$(9,781)

Our net loss for the three-month period ended June 30, 2007 was $6.6 million ($0.03 per share) compared to our net loss for the same period in 2006 of $4.4 million ($0.02 per share). The increase in our net loss from 2006 to 2007 of $2.2 million is mainly due to a $3.4 million decrease in net operating revenues and a $1.2 million increase in general and administrative, business and technology development expenses net of stock based compensation, offset by a favorable $3.2 million non-cash variance for depletion and depreciation.
Our net loss for the six-month period ended June 30, 2007 was $13.1 million ($0.05 per share) compared to our net loss for the same period in 2006 of $9.8 million ($0.04 per share). The increase in our net loss from 2006 to 2007 of $3.3 million is mainly due to a $4.4 million decrease in net operating revenues and a $2.1 million increase in general and administrative, business and technology development expenses net of stock based compensation, partially offset by a favorable $4.1 million non-cash variance for depletion and depreciation.
Significant variances are explained in the sections that follow.

Net Operating Revenues
The following is a comparison of changes in production volumes for the three-month and six-month period ended June 30, 2007 when compared to the same periods in 2006:

	Three-Month Periods Ended June 30,			Six-Month Periods Ended June 30,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2007	2006	Change	2007	2006	Change
China:
Dagang	110,680	149,174	-26%	231,356	267,090	-13%
Daqing	5,257	6,414	-18%	10,897	11,993	-9%

	115,937	155,588	-25%	242,253	279,083	-13%

U.S.:
South Midway	44,195	45,137	-2%	95,968	91,213	5%
Spraberry	5,345	6,028	-11%	10,038	11,969	-16%
Others	474	766	-38%	853	6,419	-87%

	50,014	51,931	-4%	106,859	109,601	-3%

	165,951	207,519	-20%	349,112	388,684	-10%

Net production volumes for the three-month and six-month periods ended June 30, 2007 decreased 20% and 10% when compared to the same periods in 2006 mainly due to decreases in production volumes in our China properties of 25% and 13%, resulting in decreased revenues of $2.6 million and $2.3 million.
Oil and gas prices decreased 4% and 5% per Boe for the three-month and six-month periods ended June 30, 2007 resulting in decreased revenues of $0.5 million and $1.0 million as compared to the same periods in 2006. The decrease in the U.S. was partially offset by settlements from our costless collar derivative.
For the three-month and six-month period ended June 30, 2007, operating costs, including production taxes and engineering support, increased 37% and 34% per Boe or $0.4 million and $1.3 million compared to the same periods in 2006.
     China
Net production volumes at the Dagang field decreased 26% and 13% for the three-month and six-month periods ended June 30, 2007 compared to the same period in 2006. In addition to natural declines within the field, these decreases were caused by abnormal downtimes due to problems encountered with sub-surface equipment. In an effort to increase production, the Company spud three wells in the second quarter of 2007 and plan to drill an additional two wells in the last half of the current year.
Operating costs in China increased by $9.43 and $7.85 per Boe for the three-month and six-month period ended June 30, 2007 when compared to the same period in 2006. Field operating costs, including allocated Dagang field office costs, for the three-month and six-month periods ended June 30, 2007 increased $9.56 and $6.27 per Boe. In addition to the abnormal downtimes mentioned above, which resulted in increased maintenance costs, increases in power costs, additional operator salaries and higher supervision charges in relation to reduced volumes contributed to the increase. In March 2006, the Ministry of Finance of the Peoples Republic of China (“PRC”) issued the “Administrative Measures on Collection of Windfall Gain Levy on Oil Exploitation Business” (the “Windfall Levy Measures”). According to the Windfall Levy Measures, effective as of March 26, 2006, enterprises exploiting and selling crude oil in the PRC are subject to a windfall gain levy (the “Windfall Levy”) if the monthly weighted average price of crude oil is above $40 per barrel. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. For financial statement presentation the Windfall Levy is included in operating costs. The Windfall Levy resulted in a $0.77 per Boe decrease for the three-month period ended June 30, 2007 and a $1.07 per Boe increase for the six-month period ended June 30, 2007 when compared to the same periods in 2006. Engineering and support costs for the three and six-month periods ended June 30, 2007 increased over the same periods in 2006 due to a higher allocation of support to production as the number of capital related projects decreased from 2006.
     U.S.
The 4% decrease in U.S. production volumes for the three-month period ended June 30, 2007 when compared to the same period in 2006 was mainly due to the natural declines in production within our Spraberry field in West Texas. The 3% decrease in U.S. production volumes for the six-month period ended June 30, 2007 when compared to the same period in 2006 was mainly due to the sale of our Citrus properties in the first quarter of 2006 and to natural declines in production within our Spraberry field in West Texas offset by increases at South Midway resulting from the 2006 drilling program.

For the three-month and six-month periods ended June 30, 2007, operating costs in the U.S., including production taxes and engineering and support costs, increased by $1.13 and $0.69 per Boe from the same period in 2006. Field operating costs for the three-month and six-months periods ended June 30, 2007 decreased by $0.37 and $0.59, when compared to the same periods in prior years due to a reduction in our steam operations as we are in the process of replacing a steam generator and finished repairing another generator during the current quarter. This decrease was offset by increases to maintenance costs and workovers at both South Midway and Spraberry. Engineering and support costs for the three-month and six-month periods ended June 30, 2007 increased by $1.77 and $1.46, when compared to the same periods in prior years partially due to a higher allocation pool in the second quarter of 2007 when compared to the same period in 2006 in addition to a higher allocation of support to production as capital activity decreased.
* * *
Production and operating information including oil and gas revenue, operating costs and depletion, on a per Boe basis are detailed below:

	Three-Month Periods Ended June 30,
	2007			2006
	U.S.	China	Total	U.S.	China	Total
Net Production:
Boe	50,014	115,937	165,951	51,931	155,588	207,519
Boe/day for the period	550	1,274	1,824	570	1,710	2,280

	Per Boe			Per Boe
Oil and gas revenue	$55.96	$60.29	$58.98	$59.08	$62.64	$61.75

Field operating costs	12.22	21.23	18.52	12.59	11.67	11.90
Production tax (U.S.) and Windfall Levy (China)	1.19	5.80	4.41	1.46	6.57	5.29
Engineering and support costs	5.28	1.33	2.52	3.51	0.69	1.40

	18.69	28.36	25.45	17.56	18.93	18.59

Net operating revenue	37.27	31.93	33.53	41.52	43.71	43.16
Depletion	29.38	37.28	34.90	24.52	40.10	36.20

Net revenue (loss) from operations	$7.89	$(5.35)	$(1.37)	$17.00	$3.61	$6.96

	Six-Month Periods Ended June 30,
	2007			2006
	U.S.	China	Total	U.S.	China	Total
Net Production:
Boe	106,859	242,253	349,112	109,601	279,083	388,684
Boe/day for the period	590	1,339	1,929	605	1,542	2,147

	Per Boe			Per Boe
Oil and gas revenue	$51.56	$57.27	$55.53	$55.28	$59.41	$58.25

Field operating costs	13.55	17.87	16.55	14.14	11.60	12.31
Production tax (U.S.) and Windfall Levy (China)	1.20	4.73	3.65	1.38	3.66	3.02
Engineering and support costs	5.25	1.23	2.46	3.79	0.72	1.58

	20.00	23.83	22.66	19.31	15.98	16.91

Net operating revenue	31.56	33.44	32.87	35.97	43.43	41.34
Depletion	28.75	37.35	34.72	22.22	41.79	36.27

Net revenue (loss) from operations	$2.81	$(3.91)	$(1.85)	$13.75	$1.64	$5.07

General and Administrative
     Changes in general and administrative expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and six-month periods ended June 30, 2007 when compared to the same periods for 2006 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 vs.	2007 vs.
	2006	2006
Favorable (unfavorable) variances:
Oil and Gas Activities:
China	$(289)	$(351)
U.S.	(246)	(261)
Corporate	(122)	(917)

	(657)	(1,529)
Less: stock based compensation	267	600

	$(390)	$(929)

General and administrative costs increased by $0.7 million and $1.5 million for the three-month and six-month periods ended June 30, 2007 when compared to the same periods in 2006. The majority of these increases are salary and benefit related, including 2006 bonuses paid in 2007. In addition, as capital spending was down in the U.S. and the number of capital projects was down in China the amount of general and administrative expenses allocated to capital also decreased. These increases were offset by a decrease of $0.3 million for a one time charge in 2006 for the write off of the deferred loan costs on the convertible loan that was paid by way of the issuance of common shares in April 2006 private placement.
Business and Technology Development
Changes in business and technology development expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and six-month periods ended June 30, 2007 when compared to the same periods for 2006 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 vs.	2007 vs.
	2006	2006
Favorable (unfavorable) variances:
HTLTM	$(1,098)	$(1,805)
GTL	204	411

	(894)	(1,394)
Less: stock based compensation	70	186

	$(824)	$(1,208)

Business and technology development expenses increased $0.9 million and $1.4 million for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006 as we continued to focus on business and technology development activities related to HTLTM opportunities. Operating expenses of the CDF to develop and identify improvements in the application of the HTLTM Technology are a part of our business and technology development activities and contributed $0.5 million and $1.0 million to the overall increase for the three-month and six-month periods ended June 30, 2007. This increase was in part the result of several heavy oil upgrading runs in the first and second quarters of 2007, including a key Athabasca bitumen test run. The Company will use the information derived from the Athabasca bitumen test run for the design and development of full-scale commercial projects in Western Canada. In addition, the HTLTM segment increased as a result of higher outside engineering fees, legal fees related to patents and a shift in resources from GTL.

Depletion and Depreciation
Depletion and depreciation decreased $3.2 million and $4.1 million for the three-month and six-month periods ended June 30, 2007 when compared to the same periods in 2006 primarily due to a $1.5 million and $2.1 million decrease in depreciation of the CDF and a decrease in production and depletion rates for China offset by an increase in depletion rates in the U.S.
     China
China’s depletion rate decreased $2.82 and $4.44 per Boe for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006. This resulted in a $0.3 million and $1.1 million decrease in depletion expense for the three-month and six-month periods ended June 30, 2007. The decreases in the rates were mainly due to a $5.4 million ceiling test write down in 2006.
Additionally, decreases in production volumes in China added to the decrease in depletion expense by $1.6 million and $1.5 million for the three-month and six-month periods ended June 30, 2007 when compared to the same periods in 2006.
     U.S.
The U.S. depletion rate increased $4.86 and $6.53 per Boe for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006, resulting in a $0.2 million and $0.7 million increase in depletion expense compared to these same periods in 2006. This increase was mainly due to the 2006 impairment of certain properties, including North Yowlumne, LAK Ranch and Catfish Creek, resulting in $4.8 million of those costs being included with our proved properties and therefore subject to depletion. In addition, the capital spending we incurred 2007 related to facilities, versus drilling, and therefore did not correspondingly increase our reserve base.
     HTLTM
Depreciation of the CDF is calculated using the straight-line method over its current useful life which is based on the existing term of the agreement with Aera Energy LLC to use their property to test the CDF. The end term of this agreement was extended in August 2006 from December 31, 2006 to December 31, 2008 and the useful life was extended to coincide with the new term of the agreement. In addition to the change in life, depreciation expense also decreased as a result of a reduction in the depreciable base during the second quarter of 2007 due to a portion of the payment from INPEX being applied against those costs.
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
Our net cash and cash equivalents increased for the three-month period ended June 30, 2007 by $0.3 million compared to an $18.3 million increase for the same period in 2006. Our net cash and cash equivalents decreased for the six-month period ended June 30, 2007 by $2.8 million compared to a $19.1 million increase for the same period in 2006
     Operating Activities
Our operating activities provided $0.2 million in cash for the three-month period ended June 30, 2007 compared to $3.6 million for the same period in 2006. Our operating activities provided $2.8 million in cash for the six-month period ended June 30, 2007 compared to $5.7 million for the same period in 2006. The decrease in cash from operating activities for the three-month and six-month periods ended June 30, 2007 was mainly due to a decrease in oil and gas prices and an increase in expenses, as well as a decrease from changes in working capital when compared to the same period in 2006.
     Investing Activities
Our investing activities provided $0.6 million in cash for the three-month period ended June 30, 2007 compared to a $5.9 million use in cash for the same period in 2006. The main reason for the difference is due to the $9.0 million received from INPEX as payment for the Company’s past costs related to its Iraq project and HTLTM Technology development costs. This was offset by an increase in capital asset expenditures of $4.4 million. This increase in capital spending was mainly the result of increased exploration expenditures at our Zitong project of $3.3 million and increased development expenditures for new drilling at our Dagang project of $1.3 million, both in China. Expenditures were up slightly in the U.S. at $0.2 million and reduced for HTLTM and GTL, $0.2 million and $0.2 million. In addition, we used $1.3 million more cash for investing activities in 2006 related to changes in working capital items as we were focused on the reduction of accounts payable in our China operations. Our investing activities used $4.5 million in cash for the six-month period ended June 30, 2007 compared to $6.7 million for the same period in 2006. The main reason for the decrease was an increase in cash inflows of $9.0 million received from INPEX as payment for the Company’s past costs related to its

Iraq project and HTLTM Technology development costs and a decrease in cash inflows due to the generation of $5.4 million of cash from asset sales in the U.S. in 2006, compared to $1.0 million for the same period in 2007. This net increase in cash inflows was offset by an increase to our capital asset expenditures of $4.9 million. This increase in capital spending was mainly the result of increased exploration expenditures at our Zitong project of $6.2 million, offset by reduced expenditures for new drilling at our Dagang project of $0.5 million, both in China. The overall increase in China was offset by reduced expenditures in the U.S. of $0.3 million, GTL of $0.4 million and HTLTM of $0.2 million. In addition, we used $1.4 million more cash for investing activities in 2006 related to changes in working capital items as we were focused on the reduction of accounts payable in our China operations.
     Financing Activities
Financing activities for the three-month and six-month periods ended June 30, 2007 consisted of the scheduled repayment of long-term debt compared to those same periods in 2006 when financing activities consisted of $25.3 million private placement offset by the early retirement of $4.0 million in long-term debt .
Outlook for balance of 2007
The Company intends to utilize revenue from existing operations to fund the transition of the Company to a heavy oil exploration, production and upgrading company and grow our existing operations where appropriate to sustain operating cash flow and our financial position. In addition, the Company is actively engaged in the process of leveraging or monetizing the non-heavy oil related investments in our portfolio, including bank and similar financing, to capture value and provide maximum return for the Company. Management’s plans also include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to assure continuation of the Company’s operations and achieve its capital investment objectives. The Company’s agreement with INPEX Corporation, Japan’s largest oil and gas exploration and production company and their payment of $9.0 million towards our past HTLTM investments is the first such alliance that we believe will advance the deployment of our HTLTM Technology and further our development activities.
Contractual Obligations
The table below summarizes the contractual obligations that are reflected in our Unaudited Condensed Consolidated Balance Sheet as at June 30, 2007 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2007	2008	2009	2010	After 2010
Consolidated Balance Sheets:
Note payable – current portion	2,734	1,095	1,639	—	—	—
Long term debt	2,598	—	2,186	412	—	—
Asset retirement obligation	2,642	147	593	497	—	1,405
Long term obligation	1,900	—	—	1,900	—	—
Other Commitments:						—
Interest payable	415	198	213	4	—	—
Lease commitments	3,638	539	997	801	676	625
Zitong exploration commitment	188	188	—	—	—	—

Total	$14,115	$2,167	$5,628	$3,614	$676	$2,030

Off Balance Sheet Arrangements
As at June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.

Outstanding Share Data
As at July 27, 2007, there were 242,791,013 common shares of the Company issued and outstanding. Additionally, the Company had 28,696,330 share purchase warrants outstanding and exercisable to purchase 28,696,330 common shares. As at July 27, 2007, there were 10,753,863 incentive stock options outstanding to purchase the Company’s common shares.
Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2007		2006				2005
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Total revenue	$9,589	$9,257	$11,137	$14,015	$13,084	$9,864	$8,651	$8,907
Net loss:
Canadian GAAP	$(6,579)	$(6,547)	$(11,323)	$(4,388)	$(4,405)	$(5,376)	$(8,885)	$(2,113)
U.S. GAAP	$(996)	$(7,536)	$(18,255)	$(5,422)	$(2,329)	$(16,416)	$(7,545)	$530
Net loss per share:
Canadian GAAP	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.01)
U.S. GAAP	$—	$(0.03)	$(0.07)	$(0.03)	$(0.01)	$(0.07)	$(0.03)	$—
The differences in the net loss and net loss per share for the third quarter of 2005 were mainly due to an additional $2.4 million fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the first quarter of 2006 were due mainly to the impairment charged for the China oil and gas properties for U.S. GAAP purposes of $7.2 million when compared to $0.8 million calculated for Canadian GAAP and $4.3 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the third quarter of 2006 were due mainly to the impairment charged for the U.S. oil and gas properties for U.S. GAAP purposes of $3.1 million when compared to nil calculated for Canadian GAAP, offset by a $1.7 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2006 were due mainly to the impairment charged for U.S. GAAP purposes of $8.1 million ($4.5 million relates to the U.S. oil and gas properties and $3.6 million for the China oil and gas properties) when compared to nil calculated for Canadian GAAP. The differences in the net loss and net loss per share for the second quarter of 2007 were due mainly to the treatment of the payment by INPEX for past costs paid by the Company related to its Iraq project and HTLTM Technology development costs. Approximately $6.3 million of this payment was applied to capital balances for Canadian GAAP purposes and as reduction to net loss for U.S. GAAP purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes since December 31, 2006.
Item 4. Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the period ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings: None
Item 1A. Risk Factors:
As at June 30, 2007, there were no additional material risks and no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None
Item 3. Defaults Upon Senior Securities: None
Item 4. Submission of Matters To a Vote of Security Holders:
The Company held its Annual General Meeting of Shareholders (“AGM”) on May 3, 2007. The term of office of each incumbent director expired at the conclusion of the AGM. The following individuals were elected at the AGM as directors of the Company for a term expiring as of the conclusion of the Company’s next AGM:

Name of Director Nominee	Votes in Favor	Votes Withheld
A. Robert Abboud	153,502,378	532,993
Howard Balloch	153,483,807	551,564
E. Leon Daniel	153,355,000	680,371
Brian F. Downey	153,510,309	525,062
Robert M. Friedland	148,985,174	5,050,197
Joseph I. Gasca	153,516,811	518,560
Robert G. Graham	153,515,216	520,155
David R. Martin	153,383,262	652,109
Robert A. Pirraglia	153,378,610	656,761
J. Stephen Rhodes	153,513,137	522,234
Shun-Ichi Shimizu	153,513,378	521,993
Each of the following matters was also voted upon at the AGM:
•	Deloitte & Touche LLP were re-appointed as the Company’s auditors for remuneration to be determined by the Company’s Board of Directors (153,629,617 Common Shares voted in favor and 405,754 Common Shares withheld from voting);

•	An ordinary resolution was passed authorizing the Company to amend and restate its Employees’ and Directors’ Equity Incentive Plan (the “Incentive Plan”) to (i) increase the maximum number of common shares available for issuance thereunder from 20,000,000 common shares to 24,000,000 common shares; (ii) increase the maximum number of common shares of the Company which may be allocated for issuance under the Bonus Plan component of the Incentive Plan from 2,000,000 common shares to 2,400,000 common shares; (iii) replace the existing terms thereof governing the circumstances and manner in which the Incentive Plan may be amended with more detailed and prescriptive provisions in order to comply with recently enacted changes to the rules and policies of The Toronto Stock Exchange (“TSX”) respecting equity incentive plan amendments; (iv) formally recognize the role of the Compensation Committee in administering the Incentive Plan; (v) provide for the automatic extension of the exercise term of any incentive stock option issued under the Incentive Plan that would otherwise expire during a “blackout period” if the holder is prevented from exercising the incentive stock option due to blackout period trading restrictions; and (vi) make other technical amendments to the Incentive Plan (60,739,136 Common Shares voted in favor and 6,770,457 Common Shares voted against);

•	a special resolution was passed to amend the articles of the Company increasing the maximum number of directors to thirteen (13) (65,074,754 Common Shares voted in favor and 2,046,855 Common Shares voted against); and

•	an ordinary resolution was passed confirming amendments to the bylaws of the Company to permit Common Shares of the Company to be issued and transferred electronically, without a physical certificate, in order to facilitate the Company’s compliance with new regulatory requirements applicable to companies having securities listed on a U.S. stock exchange and scheduled to take effect in 2008 (66,726,598 Common Shares voted in favor and 791,997 Common Shares voted against).
Item 5. Other Information: None
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
IVANHOE ENERGY INC.
By: /s/ W. Gordon Lancaster
Name: W. Gordon Lancaster
Title: Chief Financial Officer
Dated: August 2, 2007

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