Form 10-Q
period 2007-09-30
IVANHOE ENERGY INC
filed 2007-11-08
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30586
IVANHOE ENERGY INC.
(Exact name of registrant as specified in its charter)

Yukon, Canada	98-0372413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 654 – 999 Canada Place Vancouver, British Columbia, Canada (Address of principal executive office)	V6C 3E1 (zip code)
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
Yes ☐     No ☑
The number of shares of the registrant’s capital stock outstanding as of September 30, 2007 was 242,809,513 Common Shares, no par value.

		Page
PART I Financial Information

Item 1 Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006	3

	Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006	4

	Unaudited Condensed Consolidated Statements of Cash Flow for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	35

Item 4.	Controls and Procedures	35

PART II	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters To a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36
Facility Agreement Dated September 14, 2007
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 Certification - CEO
Section 906 Certification - CFO

Part I – Financial Information
Item 1 Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$14,779	$13,879
Accounts receivable	8,027	7,435
Advance	925	—
Prepaid and other current assets	287	773

	24,018	22,087

Oil and gas properties and investments, net	116,150	121,918
Intangible assets – technology	102,153	102,153
Long term assets	893	2,386

	$243,214	$248,544

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$10,417	$9,428
Notes payable – current portion	6,188	2,147
Asset retirement obligations – current portion	748	—
Derivative instruments	3,175	493

	20,528	12,068

Long term debt	7,937	4,237

Asset retirement obligations	1,930	1,953

Long term obligation	1,900	1,900

Commitments and contingencies

Shareholders’ Equity
Share capital, issued 242,809,513 common shares;
December 31, 2006 241,215,798 common shares	319,817	318,725
Purchase warrants	23,422	23,955
Contributed surplus	8,821	6,489
Accumulated deficit	(141,141)	(120,783)

	210,919	228,386

	$243,214	$248,544

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations and Accumulated Deficit
(stated in thousands of U.S. Dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$10,864	$13,745	$30,249	$36,385
Loss on derivative instruments	(2,153)	—	(2,928)	—
Interest income	112	270	348	578

	8,823	14,015	27,669	36,963

Expenses
Operating costs	4,266	4,724	12,174	11,298
General and administrative	2,725	2,921	8,981	7,648
Business and technology development	2,831	2,043	7,341	5,159
Depletion and depreciation	6,044	7,772	18,960	24,808
Interest expense and financing costs	189	211	571	737
Write off of deferred acquisition costs	—	732	—	732
Provision for impairment	—	—	—	750

	16,055	18,403	48,027	51,132

Net Loss	(7,232)	(4,388)	(20,358)	(14,169)
Accumulated Deficit, beginning of period	(133,909)	(105,072)	(120,783)	(95,291)

Accumulated Deficit, end of period	$(141,141)	$(109,460)	$(141,141)	$(109,460)

Net Loss per share — Basic and Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.06)

Weighted Average Number of Shares (in thousands)	242,747	241,181	241,812	233,766

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flow
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating Activities
Net loss	$(7,232)	$(4,388)	$(20,358)	$(14,169)
Items not requiring use of cash:
Depletion and depreciation	6,044	7,772	18,960	24,808
Provision for impairment	—	—	—	750
Stock based compensation	758	1,105	2,613	2,174
Write off of deferred acquisition costs	—	732	—	732
Unrealized loss on derivative instruments	1,730	—	2,682	—
Other	151	(147)	481	360
Changes in non-cash working capital items	315	279	188	(3,600)

	1,766	5,353	4,566	11,055

Investing Activities
Capital investments	(9,100)	(5,019)	(22,557)	(13,622)
Merger and acquisition related costs	—	(230)	—	(732)
Proceeds from sale of assets	—	—	1,000	5,350
Recovery of HTL TM investments	—	—	9,000	—
Advance repayments (payments)	—	—	400	(125)
Other	(47)	(45)	28	(114)
Changes in non-cash working capital items	2,189	(5,306)	695	(8,085)

	(6,958)	(10,600)	(11,434)	(17,328)

Financing Activities
Shares issued on private placements, net of share issue costs	—	—	—	25,298
Proceeds from exercise of options	113	22	278	471
Proceeds from debt obligations, net of financing costs	9,335	—	9,335	—
Payments of debt obligations	(615)	(1,031)	(1,845)	(6,685)
Other	62	(17)	—	—

	8,895	(1,026)	7,768	19,084

Increase (decrease) in cash and cash equivalents, for the period	3,703	(6,273)	900	12,811
Cash and cash equivalents, beginning of period	11,076	25,808	13,879	6,724

Cash and cash equivalents, end of period	$14,779	$19,535	$14,779	$19,535

(See accompanying notes)

Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(all tabular amounts are expressed in thousands of U.S. dollars except per share amounts)
(Unaudited)
1. GOING CONCERN AND BASIS OF PRESENTATION
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
The Company’s financial statements as at and for the nine-month period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $20.4 million for the nine-month period ended September 30, 2007, and as at September 30, 2007, had an accumulated deficit of $141.1 million and positive working capital of $3.5 million. The Company currently anticipates incurring substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of these capital investment programs. Recovery of capitalized costs related to potential HTL and GTL projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. Management’s plans include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to assure continuation of the Company’s operations and achieve its capital investment objectives. The Company intends to utilize revenue from existing operations to fund the transition of the Company to a heavy oil exploration, production and upgrading company and non-heavy oil related investments in our portfolio will be leveraged or monetized to capture value and provide maximum return for the Company. The outcome of these matters cannot be predicted with certainty at this time and therefore the Company may not be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
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
Derivative Financial Instruments
The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. The Company currently uses costless collar derivative instruments to manage this exposure.
Derivative financial instruments are classified as held for trading and recorded on the consolidated balance sheet at fair value, either as an asset or as a liability under other current financial assets or other current financial liabilities, respectively. Changes in the fair value of these financial instruments, or unrealized gains and losses, are recognized in the statement of operations as revenues in the period in which they occur.
Gains and losses related to the settlement of derivative contracts, or realized gains and losses, are recognized as revenues in the statement of operations.
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
Impact of New and Pending Canadian GAAP Accounting Standards
In early 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards (“IFRS”) over a transitional period. The Accounting Standards Board has developed and published a detailed implementation plan with an expected changeover to International Financial Reporting Standards on January 1, 2011. In addition, opening balances in accordance with IFRS will be required to be determined for the year prior to this changeover or, as in the Company’s case, two years prior to the changeover for companies that present three years’ comparative statements. Management is in the process of reviewing the impact of this plan on its financial statements.
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

3. OIL AND GAS PROPERTIES AND INVESTMENTS
Capital assets categorized by geographical location and business segment are as follows:

	As at September 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$106,348	$114,758	$—	$—	$221,106
Unproved	4,369	17,751	—	—	22,120

	110,717	132,509	—	—	243,226
Accumulated depletion	(25,618)	(52,954)	—	—	(78,572)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	34,749	69,135	—	—	103,884

HTL TM and GTL Investments:
Feasibility studies and other deferred costs	—	—	301	5,054	5,355
Feedstock test facility	—	—	1,784	—	1,784
Commercial demonstration facility	—	—	9,671	—	9,671
Accumulated depreciation	—	—	(4,723)	—	(4,723)

	—	—	7,033	5,054	12,087

Furniture and equipment	526	116	108	—	750
Accumulated depreciation	(438)	(72)	(61)	—	(571)

	88	44	47	—	179

	$34,837	$69,179	$7,080	$5,054	$116,150

	As at December 31, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Total
Oil and Gas Properties:
Proved	$102,884	$106,171	$—	$—	$209,055
Unproved	5,765	8,279	—	—	14,044

	108,649	114,450	—	—	223,099
Accumulated depletion	(21,249)	(39,372)	—	—	(60,621)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	37,050	64,658	—	—	101,708

HTL TM and GTL Investments:
Feasibility studies and other deferred costs	—	—	6,615	5,054	11,669
Feedstock test facility	—	—	405	—	405
Commercial demonstration facility	—	—	11,700	—	11,700
Accumulated depreciation	—	—	(3,789)	—	(3,789)

	—	—	14,931	5,054	19,985

Furniture and equipment	530	115	80	—	725
Accumulated depreciation	(414)	(56)	(30)	—	(500)

	116	59	50	—	225

	$37,166	$64,717	$14,981	$5,054	$121,918

In late 2004, the Company signed a memorandum of understanding with the Iraqi Ministry of Oil to evaluate a specific, large heavy oil field and its commercial development potential using Ivanhoe Energy’s HTL TM Technology. Since that time, the Company has carried out a detailed analysis and has generated data regarding the applicability of its HTL TM upgrading technology for the development of the field.
In the first half of 2007, the Company and INPEX Corporation (“INPEX”), Japan’s largest oil and gas exploration and production company, signed an agreement to jointly pursue the opportunity to develop the above noted heavy oil field in Iraq. During the second quarter of 2007, INPEX paid $9.0 million to the Company as a contribution towards the Company’s past costs related to the project and certain costs related to the development of its HTL TM upgrading technology. The payment was credited to the carrying value of its Iraq and CDF HTL TM Investments related to this project.
The agreement provides INPEX with a 45% interest in the venture, with Ivanhoe Energy retaining a 55% majority interest. Both parties will participate in the pursuit of the opportunity but Ivanhoe will lead the discussions with the Iraqi Ministry of Oil. Should the

Company and INPEX proceed with the development and deploy Ivanhoe Energy’s HTLTM Technology, certain technology fees would be payable to the Company by INPEX.
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
Costs as at September 30, 2007 and December 31, 2006 of $22.1 million and $14.0 million, related to unproved oil and gas properties have been excluded from costs subject to depletion and depreciation. The depletion calculation includes $5.1 million and $14.7 million for future development costs associated with proven undeveloped reserves as at September 30, 2007 and December 31, 2006.
4. INTANGIBLE ASSETS — TECHNOLOGY
The Company’s intangible assets consist of the following:
HTLTM Technology
In the merger with Ensyn Group, Inc. (“Ensyn”), the Company acquired an exclusive, irrevocable license to deploy, worldwide, the patented rapid thermal processing process (“RTPTM Process”) for petroleum applications as well as the exclusive right to deploy the RTPTM Process in all applications other than biomass. The Company’s carrying value of the RTPTM Process for heavy oil upgrading (“HTLTM Technology” or “HTLTM”) as at September 30, 2007 and December 31, 2006 was $92.2 million.
Syntroleum Master License
The Company owns a master license from Syntroleum Corporation (“Syntroleum”) permitting the Company to use Syntroleum’s proprietary gas-to-liquids (“GTL Technology” or “GTL”) process in an unlimited number of projects around the world. The Company’s master license expires on the later of April 2015 or five years from the effective date of the last site license issued to the Company by Syntroleum. In respect of GTL projects in which both the Company and Syntroleum participate no additional license fees or royalties will be payable by the Company and Syntroleum will contribute, to any such project, the right to manufacture specialty and lubricant products. Both companies have the right to pursue GTL projects independently, but the Company would be required to pay the normal license fees and royalties in such projects. The Company’s carrying value of the Syntroleum GTL master license as at September 30, 2007 and December 31, 2006 was $10.0 million.
These intangible assets were not amortized and their carrying values were not impaired for the three-month and nine-month periods ended September 30, 2007 and 2006.
5. NOTES PAYABLE
Notes payable consisted of the following as at:

	September 30,	December 31,
	2007	2006
Non-interest bearing promissory note, due 2006 through 2009	$3,491	$5,336
Variable rate bank note, 8.36% - 8.48%, due 2008	4,500	1,500
Variable rate bank note, 9.337% due 2010	7,000	—

	14,991	6,836

Less:
Unamortized discount	(201)	(452)
Unamortized deferred financing costs	(665)	—
Current maturities	(6,188)	(2,147)

	(7,054)	(2,599)

	$7,937	$4,237

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
Bank Notes
In October 2006 the Company obtained from an international bank a $15 million Senior Secured Revolving/Term Credit Facility with an initial borrowing base of $8 million. The facility is for two years, the first 18 months in the form of a revolver and at the end of 18 months, the then outstanding amount will convert into a six-month amortizing loan. Depending on the drawn amount, interest, at the Company’s option, will be either at 1.75% to 2.25%, above the bank’s base rate or 2.75% to 3.25% over the London Inter-Bank Offered Rate (“LIBOR”). The loan terms include the requirement for the Company to enter into two-year commodity derivative contracts (See Note 10) covering approximately 75% of the Company’s estimated production from its South Midway Property in California and Spraberry Property in West Texas. As part of reestablishing the borrowing base amount, the Company was required to enter into an additional commodity derivative contract (see Note 10). The facility is secured by a mortgage on both of these properties. The Company made an initial $1.5 million draw of this facility in October 2006 and a subsequent draw of $3.0 million in September 2007.
In September 2007 the Company obtained from an international bank a $30 million Revolving/Term Credit Facility with an initial borrowing base of $10 million. The facility is a revolving facility with a three-year term with interest payable only during the term. Interest will be three-month LIBOR plus 3.75%. The loan terms include the requirement for the Company to enter into three-year commodity derivative contracts (See Note 10) covering approximately 50% of the Company’s estimated production from its Dagang field in China. The facility is secured by a pledge of collections from the Company’s monthly oil sales in China and by a pledge of shares of the Company’s Chinese subsidiaries. The Company made an initial $7.0 million draw of this facility in September 2007.
The scheduled maturities of the notes payable, excluding unamortized discount, as at September 30, 2007 were as follows:

2007	$615
2008	6,960
2009	416
2010	7,000

$14,991

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon its producing U.S. oil and gas properties and the HTLTM commercial demonstration facility (“CDF”). The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at September 30, 2007 was estimated at $5.1 million. These payments are expected to be made over the next 40 years; with over half of the payments to be made between 2008 and 2014. To calculate the present value of these obligations, the Company used an inflation rate of 3% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate of 6%. The changes in the Company’s liability for the nine-month period ended September 30, 2007 were as follows:

Carrying balance, beginning of period	$1,953
Liabilities incurred	20
Liabilities transferred	(3)
Accretion expense	99
Revisions in estimated cash flows	609

2,678
Less: current portion	748

Carrying balance, end of period	$1,930

7. COMMITMENTS AND CONTINGENCIES
Zitong Block Exploration Commitment
Under the production-sharing contract for the Zitong block, the Company was obligated to conduct a minimum exploration program during the first three years ending December 1, 2005 (“Phase 1”). The Phase 1 work program included acquiring approximately 300 miles of new seismic lines, reprocessing approximately 1,250 miles of existing seismic lines and drilling a minimum of approximately 23,000 feet. The Company completed Phase 1 with the exception of drilling approximately 13,800 feet. The first Phase 1 exploration well drilled in 2005 was suspended, having found no commercial quantities of hydrocarbons. Drilling of the second exploration well commenced in October 2006, but it was not completed and tested by November 30, 2006, the initial deadline for completing the Phase 1 exploration program. The Company initially received a letter from PetroChina extending Phase 1 to September 30, 2007 and has now received a letter of approval to further extend Phase 1 to December 31, 2007 to allow for an evaluation period following the final testing of the well.
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
The Company and Mitsubishi (the “Zitong Partners”) will await the pending test results of the second exploration well drilled during Phase 1 before making a decision whether or not to enter into the next three-year exploration phase (“Phase 2”). If the Company elects not to enter into Phase 2, it will be required to pay China National Petroleum Corporation (“CNPC”), within 30 days after its election, a cash equivalent of its share of the deficiency in the work program estimated to be $0.2 million after the drilling of the second Phase 1 well. If the Company elects not to enter Phase 2, costs related to the Zitong block in the approximate amount of $17.8 million will be required to be included in the depletable base of the China full cost pool. This may result in a ceiling test impairment related to the China full cost pool in a future period.
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
Income Taxes
The Company’s income tax filings are subject to audit by taxation authorities, which may result in the payment of income taxes and/or a decrease in its net operating losses available for carry-forward in the various jurisdictions in which the Company operates (the tax loss carry-forwards in Canada were Cdn. $43.5 million, in the U.S. $91.9 million and in China $13.6 million as at December 31, 2006). While the Company believes its tax filings have been prepared on a basis consistent with Chinese tax laws, the results of potential audits or the effect of changes in tax law cannot be ascertained at this time. In the first quarter 2007 the Company received an indication from local Chinese tax authorities as to a change in the rule under which development costs may be deducted in arriving at taxable income. Although the Company has received no formal written notification of any rule changes, we have reviewed the potential impact of such anticipated rule changes and reviewed our prior filings and the filing for the 2006 tax year and the Company’s calculations indicate that there are no taxes payable for the 2006 and 2007 taxation years or for any prior periods. The Company has verbally confirmed that this position is acceptable to the tax authorities, and will continue its discussions with Chinese tax authorities to finalize its future and ongoing filing positions.
Long Term Obligation
As part of the Ensyn merger, the Company assumed an obligation to pay $1.9 million in the event, and at such time that, the sale of units incorporating the HTLTM Technology for petroleum applications reach a total of $100.0 million. This obligation was recorded in the Company’s consolidated balance sheet.
Other Commitments
The Company has recently contracted with Zeton Inc. (“Zeton”) to construct a Feedstock Test Facility (“FTF”) that has been designed to process small quantities of heavy oil. The contract is considered a lump-sum turn-key contract with scheduled payments tied to milestones. Should Zeton meet all of the remaining milestones the Company will be obligated to pay $4.9 million in addition to what has been paid to date.
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

The Company may provide indemnities to third parties, in the ordinary course of business, that are customary in certain commercial transactions such as purchase and sale agreements. The terms of these indemnities will vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amounts that may be required to be paid.
The Company’s management is of the opinion that any resulting settlements relating to potential litigation matters or indemnities would not materially affect the financial position of the Company.
8. SHARE CAPITAL
Following is a summary of the changes in share capital and stock options outstanding for the nine-month period ended September 30, 2007:

	Common Shares			Stock Options
					Weighted
					Average
	Number		Contributed	Number	Exercise Price
	(thousands)	Amount	Surplus	(thousands)	Cdn.$
Balance December 31, 2006	241,216	$318,725	$6,489	12,370	$2.34
Shares issued for:
Services	427	794	—
Exercise of options	1,167	298	(20)	(1,413)	$0.57
Options:
Granted	—	—	1,819	1,987	$2.03
Expired	—	—	—	(1,552)	$3.05
Purchase warrants expired	—	—	533

Balance September 30, 2007	242,810	$319,817	$8,821	11,392	$2.43

Purchase Warrants
The only change to the number of the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the nine-month period ended September 30, 2007 were the expiration of 1,000 purchase warrants in July 2007. The value of $0.5 million associated with these warrants was reclassified from Purchase Warrants to Contributed Surplus at the time of expiration.
As at September 30, 2007, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise	Value on
Year of	Special			Shares			Price per	Exercise
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share	($U.S. 000)
		(thousands)			($U.S. 000)
2005	Cdn. $3.10	4,100	4,100	4,100	$2,412	(1)	Cdn.$3.50	$14,399
2005	U.S.$1.63	11,196	11,196	11,196	1,891	(3)	U.S.$2.50	27,990
2005	n/a	2,000	2,000	2,000	314	(4)	U.S.$2.00	4,000
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93(2)	33,516

		28,696	28,696	28,696	$23,422			$79,905

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
(3) In October 2007, the Company agreed that 10,996,330 of these warrants, which were to have expired in November 2007, would be extended until the earlier of: (i) six months from their original expiry date; and (ii) thirty days following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.
(4) In October 2007, the Company agreed that the warrants, which were to have expired November 15, 2007, would be extended until the earlier of: (i) May 15, 2008; and (ii) thirty days following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.
The weighted average exercise price of the exercisable purchase warrants, as at September 30, 2007 was U.S. $2.78 per share.

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
The following tables present the Company’s interim segment information for the three-month and nine-month periods ended September 30, 2007 and 2006 and identifiable assets as at September 30, 2007 and December 31, 2006:

	Three-Month Period Ended September 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$2,870	$7,994	$—	$—	$—	$10,864
Loss on derivative instruments	(1,433)	(720)	—	—	—	(2,153)
Interest income	32	12	—	—	68	112

	1,469	7,286	—	—	68	8,823

Operating costs	1,046	3,220	—	—	—	4,266
General and administrative	381	416	—	—	1,928	2,725
Business and technology development	—	—	2,528	303	—	2,831
Depletion and depreciation	1,306	4,537	196	3	2	6,044
Interest expense and financing costs	110	—	7	—	72	189

	2,843	8,173	2,731	306	2,002	16,055

Net Loss	$(1,374)	$(887)	$(2,731)	$(306)	$(1,934)	$(7,232)

Capital Investments	$645	$7,735	$720	$—	$—	$9,100

	Nine-Month Period Ended September 30, 2007
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$8,380	$21,869	$—	$—	$—	$30,249
Loss on derivative instruments	(2,208)	(720)	—	—	—	(2,928)
Interest income	93	31	—	—	224	348

	6,265	21,180	—	—	224	27,669

Operating costs	3,183	8,991	—	—	—	12,174
General and administrative	1,564	1,446	—	—	5,971	8,981
Business and technology development	—	—	6,680	661	—	7,341
Depletion and depreciation	4,402	13,591	955	8	4	18,960
Interest expense and financing costs	295	5	20	—	251	571

	9,444	24,033	7,655	669	6,226	48,027

Net Loss	$(3,179)	$(2,853)	$(7,655)	$(669)	$(6,002)	$(20,358)

Capital Investments	$2,438	$18,053	$2,066	$—	$—	$22,557

Identifiable Assets (As at September 30, 2007)	$42,328	$82,384	$99,402	$15,071	$4,029	$243,214

Identifiable Assets (As at December 31, 2006)	$42,158	$72,970	$107,186	$15,081	$11,149	$248,544

	Three-Month Period Ended September 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$3,396	$10,349	$—	$—	$—	$13,745
Interest income	46	27	—	—	197	270

	3,442	10,376	—	—	197	14,015

Operating costs	976	3,748	—	—	—	4,724
General and administrative	431	359	—	—	2,131	2,921
Business and technology development	—	—	1,661	382	—	2,043
Depletion and depreciation	1,445	5,910	413	3	1	7,772
Interest expense and financing costs	60	35	—	—	116	211
Write off of deferred acquisition costs	—	732	—	—	—	732

	2,912	10,784	2,074	385	2,248	18,403

Net Income (Loss)	$530	$(408)	$(2,074)	$(385)	$(2,051)	$(4,388)

Capital Investments	$2,929	$1,630	$393	$67	$—	$5,019

	Nine-Month Period Ended September 30, 2006
	Oil and Gas
	U.S.	China	HTL	GTL	Corporate	Total
Oil and gas revenue	$9,455	$26,930	$—	$—	$—	$36,385
Interest income	112	42	—	—	424	578

	9,567	26,972	—	—	424	36,963

Operating costs	3,092	8,206	—	—	—	11,298
General and administrative	1,353	1,038	—	—	5,257	7,648
Business and technology development	—	—	4,008	1,151	—	5,159
Depletion and depreciation	3,906	17,573	3,317	8	4	24,808
Interest expense and financing costs	189	141	3	—	404	737
Write off of deferred acquisition costs	—	732	—	—	—	732
Provision for impairment	—	750	—	—	—	750

	8,540	28,440	7,328	1,159	5,665	51,132

Net Income (Loss)	$1,027	$(1,468)	$(7,328)	$(1,159)	$(5,241)	$(14,169)

Capital Investments	$4,982	$6,292	$1,909	$439	$—	$13,622

10. DERIVATIVE INSTRUMENTS
The Company’s results of operations are sensitive mainly to fluctuations in oil and natural gas prices. The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows.
The Company entered into costless collar derivatives to hedge its cash flow from the sale of approximately 75% of the Company’s estimated production from its South Midway Property in California and Spraberry Property in West Texas over a two-year period starting November 2006 and a six-month period starting November 2008. The derivatives had a ceiling price of $65.20, and $70.08, per barrel and a floor price of $63.20, and $65.00, per barrel, respectively, using WTI as the index traded on the NYMEX. The Company also entered into a costless collar derivative to hedge its cash flow from the sale of approximately 50% of the Company’s estimated production from its Dagang field in China over a three-year period starting September 2007. This derivative had a ceiling price of $84.50 per barrel and a floor price of $55.00 per barrel using the WTI as the index traded on the NYMEX.
For the three-month and nine-month periods ended September 30, 2007, the Company had $0.5 million and $0.2 million realized losses on these derivative transactions, and $1.7 million and $2.7 million of unrealized losses. Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.
For the nine-month period ended September 30, 2006 the Company had no derivative activities.

11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month and nine-month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Supplemental Cash Flow Information:

Cash paid during the period for:
Income taxes	$1	$—	$6	$6

Interest	$22	$73	$108	$371

Investing and Financing activities, non-cash:
Acquisition of oil and gas assets
Shares issued	$—	$—	$—	$20,000
Debt issued	—	—	—	6,547
Receivable applied to acquisition	—	—	—	1,746

	$—	$—	$—	$28,293

Changes in non-cash working capital items
Operating Activities:
Accounts receivable	$(921)	$(1,130)	$(453)	$(2,986)
Prepaid and other current assets	155	26	407	(71)
Accounts payable and accrued liabilities	1,081	1,383	234	(543)

	315	279	188	(3,600)

Investing Activities
Accounts receivable	(5)	(49)	(139)	2,163
Prepaid and other current assets	19	(16)	79	28
Accounts payable and accrued liabilities	2,175	(4,177)	755	(12,462)
Project advance from partner	—	(1,064)	—	2,186

	2,189	(5,306)	695	(8,085)

	$2,504	$(5,027)	$883	$(11,685)

12. MERGER AND ACQUISITIONS
The January 2004 Dagang field farm-out agreement between the Company and Richfirst Holdings Limited (“Richfirst”), provided Richfirst with the right to exchange its working interest in the Dagang field for common shares of the Company at any time prior to eighteen months after the closing of the farm-out transaction contemplated by the agreement. Richfirst elected to exchange its 40% working interest in the Dagang field and, in February 2006, the Company re-acquired Richfirst’s 40% working interest for total consideration of $28.3 million consisting of $20.0 million paid by way of the issuance to Richfirst of 8,591,434 common shares of the Company, a non-interest bearing, unsecured promissory note in the principal amount approximately $7.4 million ($6.5 million after being discounted to net present value) and the forgiveness of $1.8 million of unpaid joint venture receivables. The promissory note is payable in 36 equal monthly installments commencing March 31, 2006. The Company has the right, during the three-year loan repayment period, to require Richfirst to convert the remaining unpaid balance of the promissory note into common shares of Sunwing Energy Ltd (“Sunwing"), the Company’s wholly-owned subsidiary, or another company owning all of the outstanding shares of Sunwing, subject to Sunwing or the other company having obtained a listing of its common shares on a prescribed stock exchange. The number of shares issued would be determined by dividing the then outstanding principal balance under the promissory note by the issue price of shares of the newly listed company issued in the transaction that results in the listing, less a 10% discount.
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

13. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP
The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:
Condensed Consolidated Balance Sheets
     Shareholders’ Equity and Oil and Gas Properties and Investments

	As at September 30, 2007
	Oil and Gas		Shareholders’ Equity
	Properties and	Derivative	Share Capital	Contributed	Accumulated
	Investments	Instruments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$116,150	$3,175	$343,239	$8,821	$(141,141)	$210,919
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(397)	(3,351)	3,748	—
Fair value adjustment of derivative instruments (iii)	—	6,903	(8,019)	(533)	1,649	(6,903)
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	8,019	—	—	—	8,019	8,019
HTL TM and GTL development costs expensed, net (vii)	(5,570)	—	—	—	(5,570)	(5,570)

U.S. GAAP	$93,687	$10,078	$410,636	$4,937	$(234,020)	$181,553

	As at December 31, 2006
	Oil and Gas		Shareholders’ Equity
	Properties and	Derivative	Share Capital	Contributed	Accumulated
	Investments	Instruments	and Warrants	Surplus	Deficit	Total
Canadian GAAP	$121,918	$493	$342,680	$6,489	$(120,783)	$228,386
Adjustments for:
Reduction in stated capital (i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation (ii)	—	—	(387)	(3,361)	3,748	—
Fair value adjustment of derivative instruments (iii)	—	6,378	(8,552)	—	2,174	(6,378)
Ascribed value of shares issued for U.S. royalty interests, net (iv)	1,358	—	1,358	—	—	1,358
Provision for impairment (v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment (vi)	4,402	—	—	—	4,402	4,402
HTL TM and GTL development costs expensed, net (vii)	(11,669)	—	—	—	(11,669)	(11,669)

U.S. GAAP	$89,739	$6,871	$409,554	$3,128	$(222,853)	$189,829

     Shareholders’ Equity
     (i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization. The effect of this is that under U.S. GAAP, share capital and accumulated deficit are increased by $74.5 million as at September 30, 2007 and December 31, 2006.
     (ii) For Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. For U.S. GAAP, prior to January 1, 2006 the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. This resulted in a reduction of $3.7 million in the accumulated deficit as at September 30, 2007, and December 31, 2006, equal to accumulated stock based compensation for stock options granted to employees and directors since January 1, 2002 and expensed through December 31, 2005 under Canadian GAAP.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006. Under the modified prospective basis the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There were no differences in the Company’s stock based compensation expense in its financial statements for Canadian GAAP and U.S. GAAP for the three-month and nine-month periods ended September 30, 2007 and 2006.
     (iii) The Company accounts for purchase warrants as equity under Canadian GAAP. As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, in 2006, the accounting treatment of warrants was changed under U.S. GAAP to correct for the application of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, share purchase warrants with an exercise price denominated in a currency other than a company’s functional currency are accounted for as derivative liabilities. Changes in the fair value of the warrants are required to be recognized in the statement of operations each reporting period for U.S. GAAP purposes. Under the Company’s previous U.S. GAAP accounting treatment, no changes in fair value were recorded. At the time that the Company’s share purchase warrants are exercised, the value of the warrants will be reclassified to shareholders’ equity for U.S. GAAP purposes. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares, with the offset to the warrant component of equity. The warrants are not revalued to fair value under Canadian GAAP. This GAAP difference resulted in an increase in derivative instruments of $6.9 million and $6.4 million as at September 30, 2007 and December 31, 2006, and a decrease in warrants of $8.0 million and $8.6 million as at September 30, 2007 and December 31, 2006.
     Oil and Gas Properties and Investments
     (iv) For U.S. GAAP purposes, the aggregate value attributed to the acquisition of U.S. royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.
     (v) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, there are differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. In the ceiling test evaluation for U.S. GAAP purposes, the Company limits, on a country-by-country basis, the capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves using period end, non-escalated prices and costs, discounted to present value at 10% per annum, net of related tax effects, plus the cost of properties not being amortized and the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as a provision for impairment. Unproved properties are assessed quarterly for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. At September 30, 2007 the Company’s unproved properties were composed of $17.8 million related to Phase 1 of its Zitong block prospect, $2.2 million related to its Knights Landing property and the remaining $2.2 million for San Joaquin basin prospects. The Company expects to have finalized the pending test results of the second exploration well drilled in its Zitong block prospect by the fourth quarter of 2007 and conclude its final evaluation of Phase 1 of this prospect at that time. The Company plans to complete a multiple well drilling program by the middle of 2008 in the Knight’s Landing property and conclude its final evaluation of this property in 2008. The majority of the San Joaquin prospects are fee property with no rental payments to maintain the Company’s leases. The timing of drilling on these prospects is dependent on other working interest owners.
     The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the three-month and nine-months ended September 30, 2007 no impairment provision was required and no impairment provision was required under Canadian GAAP. The differences in the ceiling test impairments by period for the U.S. and China properties between U.S. and Canadian GAAP as at September 30, 2007 were as follows:

	Ceiling Test Impairments		(Increase)
	U.S. GAAP	Canadian GAAP	Decrease
U.S. Properties
Prior to 2004	$34,000	$34,000	$—
2004	15,000	16,350	1,350
2005	2,800	—	(2,800)
2006	7,600	—	(7,600)
2007	—	—	—

	59,400	50,350	(9,050)

China Properties
Prior to 2004	10,000	—	(10,000)
2004	—	—	—
2005	1,700	5,000	3,300
2006	15,940	5,420	(10,520)
2007	—	—	—

	27,640	10,420	(17,220)

	$87,040	$60,770	$(26,270)

     (vi) The differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion of $8.0 million and $4.4 million as at September 30, 2007 and December 31, 2006.
     (vii) As more fully described in our financial statements in Item 8 of our 2006 Annual Report filed on Form 10-K, for Canadian GAAP, the Company capitalizes certain costs incurred for HTLTM and GTL projects subsequent to executing a memorandum of understanding to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects’ products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in the investments in HTLTM and GTL assets. For U.S. GAAP, feasibility, marketing and related costs incurred prior to executing an HTLTM or GTL definitive agreement are considered to be research and development and are expensed as incurred. As at September 30, 2007 and December 31, 2006, the Company capitalized $5.6 million and $11.7 million for Canadian GAAP, which was expensed for U.S. GAAP purposes.

Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Three-Month Periods Ended September 30,
	2007		2006
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share

Canadian GAAP	$(7,232)	$(0.03)	$(4,388)	$(0.02)
Fair value adjustment of derivative instruments (iii)	3,571	0.01	1,695	0.01
Provision for impairment (v and viii)	—	—	(3,570)	(0.01)
Depletion adjustments due to differences in provision for impairment (viii)	1,172	0.01	887	—
HTL TM and GTL development costs expensed (ix)	(62)	—	(46)	—

U.S. GAAP	$(2,551)	$(0.01)	$(5,422)	$(0.02)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		242,747		241,181

	Nine-Month Periods Ended September 30,
	2007		2006
	Net	Net Loss	Net	Net Loss
	Loss	Per Share	Loss	Per Share

Canadian GAAP	$(20,358)	$(0.08)	$(14,169)	$(0.06)
Fair value adjustment of derivative instruments (iii)	(525)	—	(956)	—
Provision for impairment (v and viii)	—	—	(10,020)	(0.04)
Depletion adjustments due to differences in provision for impairment (viii)	3,617	0.01	1,909	—
HTL TM and GTL development costs expensed (ix)	(180)	—	(931)	—
Recovery of HTL TM investments (ix)	6,279	0.02	—	—

U.S. GAAP	$(11,167)	$(0.05)	$(24,167)	$(0.10)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		241,812		233,766

     (viii) As discussed under “Oil and Gas Properties and Investments” in this note, there is a difference in performing the ceiling test evaluation under the full cost method of the accounting rules between U.S. and Canadian GAAP. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties of $26.3 million as at September 30, 2007 and December 31, 2006. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction of $1.1 million and $3.6 million in the net losses for the three-month and nine-month periods ended September 30, 2007 and a reduction of $0.9 million and $1.9 million in the net losses for the three-month and nine-month periods ended September 30, 2006.
     (ix) As more fully described under “Oil and Gas Properties and Investments” in this note, for Canadian GAAP, feasibility, marketing and related costs incurred prior to executing an HTL TM or GTL definitive agreement are capitalized and are subsequently written down upon determination that a project’s future value has been impaired. For U.S. GAAP, such costs are considered to be research and development and are expensed as incurred. For the three-month and nine-month periods ended September 30, 2007 the Company expensed $0.1 million and $0.2 million and expensed nil and $0.9 million for those same periods in 2006 in excess of the Canadian GAAP write-downs during those corresponding periods.
     As more fully described under Note 4, the Company and INPEX have signed an agreement to jointly pursue the opportunity to develop a heavy oil field in Iraq that Ivanhoe believes is a suitable candidate for its patented HTL TM heavy oil upgrading technology. In the second quarter of 2007, the Company received a $9.0 million payment related to this agreement which was credited to the carrying value of its Iraq and CDF HTL TM Investments related to this project for Canadian GAAP purposes. The prior costs for Iraq projects had previously been expensed for U.S. GAAP purposes therefore that portion of the proceeds, $6.3 million, was credited to the statement of operations for U.S. GAAP purposes. For the three-month and nine-month periods ended September 30, 2007 the

Company recorded nil and $6.3 million as a reduction to net loss for U.S. GAAP when compared to Canadian GAAP due to the recovery of prior costs expensed for U.S. GAAP and capitalized for Canadian GAAP.
     Pro Forma Effect of Merger and Acquisition
Had the acquisition of Richfirst’s 40% working interest in the Dagang field been completed January 1, 2006, the U.S. GAAP pro forma revenue, net loss and net loss per share of the consolidated operations for the three-month and nine-month periods ended September 30, 2006 would have been as follows:

	Three-Months Ended September 30, 2006			Nine-Months Ended September 30, 2006
		Net	Net Loss		Net	Net Loss
	Revenue	Loss	Per Share	Revenue	Loss	Per Share
As reported	$14,015	$(5,422)	$(0.02)	$36,963	$(24,167)	$(0.10)
Pro forma adjustments	—	—	—	1,051	809	—

	$14,015	$(5,422)	$(0.02)	$38,014	$(23,358)	$(0.10)

Weighted Average Number of Shares (in thousands)			241,181			235,371

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
The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at September 30, 2007 and December 31, 2006, the Company did not have any unrecognized tax benefits.
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
The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in interest expense and financing costs. During the three-month and nine-month periods ended September 30, 2007 and 2006, there were no charges for interest or penalties.
Condensed Consolidated Statements of Cash Flow
As a result of expensing of HTLTM and GTL development costs required under U.S. GAAP and recovery of such costs, the statements of cash flows as reported would result in a cash surplus from operating activities of $1.7 million and $10.7 million for the three-month and nine-month period ended September 30, 2007 and $5.6 million and $10.4 million for the three-month and nine-month periods ended September 30, 2006. Additionally, capital investments reported under investing activities would be $9.0 million and $22.4 million for the three-month and nine-month period ended September 30, 2007 and $5.0 million and $12.7 million for the three-month and nine-month periods ended September 30, 2006.

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
With the exception of historical information, certain matters discussed in this Form 10-Q, including in this Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-Q, including statements which may contain words such as “could”, “propose”, “should”, “intend”, “seeks to”, “is pursuing”, “expect”, “believe”, “will” and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Forward-looking statements can also include discussions relating to future production associated with our HTLTM Technology, GTL Technology and EOR techniques. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves and the potential success of heavy-to—light and gas-to-liquids technologies, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.
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
Ivanhoe Energy’s Business
Ivanhoe Energy is an independent international heavy oil development and production company focused on pursuing long-term growth in its reserve base and production. Ivanhoe Energy plans to utilize technologically innovative methods designed to significantly improve recovery of heavy oil resources, including the application of the patented rapid thermal processing process (“RTPTM Process”) for heavy oil upgrading (“HTLTM Technology” or "HTLTM”) and enhanced oil recovery (“EOR”) techniques. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production (“E&P”) of oil and gas. Finally, the Company is exploring an opportunity to monetize stranded gas reserves through the application of the conversion of natural gas-to-liquids using a technology (“GTL Technology” or “GTL”) licensed from Syntroleum Corporation. Our core operations are in the United States and China, with business development opportunities worldwide.
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
In addition to improving oil quality, an HTLTM facility can yield surplus energy for production of the steam and electricity used in heavy oil production. The thermal energy generated by the HTLTM process can provide heavy oil producers with an alternative to increasingly volatile prices for natural gas that now is widely used to generate steam. Test yields of the low-viscosity, upgraded product are generally greater than 81% by volume, and high conversion of the heavy residual fraction is achieved. In addition to the liquid upgraded oil product, a small amount of valuable by-product gas is produced, and usable excess heat is generated from the by-product coke.
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
Implementation Strategies
In order to capture the value that our HTLTM Technology provides, the Company is pursuing the following strategies:
1.	Build a portfolio of major HTLTM projects. We will continue to deploy our personnel and our financial resources in support of our goal to capture opportunities for development projects utilizing our HTLTM Technology. We recently signed an agreement with a Western Canadian oil sands producer for a joint feasibility and testing program using our HTLTM Technology for the processing of a unique heavy oil stream from the producer’s operations in the Athabasca oil sands. The application contemplated by this test program complements our main strategy of deploying our HTLTM Technology as a strategic tool to acquire and develop heavy oil reserves.

2.	Advance the technology. Additional development work will continue as we advance the technology through the first commercial application and beyond. To optimize the technology development process, the Company has recently commenced design and construction of a Feedstock Test Facility (“FTF”) that has been designed to process small quantities of heavy oil and will allow us to:
•	Screen and test heavy oil and bitumen feedstocks in cost-effective quantities for current and potential partners,

•	Produce, assess and evaluate physical liquid products from partner heavy oil and bitumen feedstocks,

•	Conduct ongoing research and development in order to add to our portfolio of patents through the development and testing of improvements and optimizations, and

•	Have an HTLTM showcase that possesses all of the key elements of a commercial facility.
3.	Enhance our financial position in anticipation of major projects. Implementation of large projects requires significant capital outlays. We are refining our financing plans and establishing the relationships required for the development activities that we see ahead. In the second quarter, the Company concluded an agreement with INPEX Corporation, Japan’s largest oil and gas exploration and production company, to jointly pursue the opportunity to develop a heavy oil field in Iraq. This agreement complements a number of other initiatives that the Company has underway that focus on heavy oil basins around the world.

4.	Build internal capabilities in advance of major projects. The HTLTM technical team, which includes our own staff and specialized consultants, including the inventors of the technology, has been expanded by adding additional expertise in areas such as technical development, project management, heavy oil development and human resources.

5.	Build the relationships that we will need for the future. Commercialization of our technologies demands close alignment with partners, suppliers, host governments and financiers. The Company recently successfully completed a key Athabasca bitumen test run at its CDF. This test was an important step for our business development activities, as well as for the design of full-scale HTLTM facilities. This run represents the culmination of the CDF testing program carried out over the last two years. This test run was carried out pursuant to a technology development agreement entered into in August 2000 between subsidiaries of Ivanhoe Energy and ConocoPhillips Canada Resources Corp. (“ConocoPhillips Canada”). ConocoPhillips Canada provided the Company with the Athabasca bitumen. ConocoPhillips Canada has certain non-exclusive, capacity and time-specific rights to use the HTLTM Technology in Canada. The test run was witnessed by a third party engineering firm in preparation for the formalization of key investment banking relationships for the Company.

6.	Capture value from other company assets as we complete the transition to a heavy oil focused company. Revenue from existing operations in California and China will be utilized to fund growth of the business. Non-heavy oil related investment opportunities in our portfolio will be leveraged to capture value and provide maximum return for the Company. In the third quarter, the Company closed a three year, $30 million Revolving/Term Credit Facility with an initial borrowing base of $10 million with an international bank. The facility is secured principally by operating cash flow from our China operations.
Executive Overview of 2007 Results
The following table sets forth certain selected consolidated data for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Oil and gas revenue	$10,864	$13,745	$30,249	$36,385

Net loss	$(7,232)	$(4,388)	$(20,358)	$(14,169)
Net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.06)

Average production (Boe/d)	1,734	2,306	1,863	2,192

Net operating revenue per Boe	$41.36	$42.99	$35.53	$41.91

Capital investments	$9,100	$5,019	$22,557	$13,622

Cash flow from operating activities	$1,766	$5,353	$4,566	$11,055

Financial Results — Change in Net Loss
The following provides an analysis of our changes in net losses for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods for 2006:

	Three-Month Periods Ended September 30,:			Nine-Month Periods Ended September 30,:
		Favorable			Favorable
		(Unfavorable)			(Unfavorable)
	2007	Variances	2006	2007	Variances	2006
Summary of Net Loss by Significant Components:
Oil and Gas Revenues:	$10,864		$13,745	$30,249		$36,385
Production volumes		$(3,263)			$(5,415)
Oil and gas prices		382			(721)
Realized loss on derivative instruments	(423)	(423)	—	(246)	(246)	—
Operating costs	(4,266)	458	(4,724)	(12,174)	(876)	(11,298)

General and administrative, less stock based compensation	(2,233)	(305)	(1,928)	(6,981)	(1,234)	(5,747)
Business and technology development, less stock based compensation	(2,565)	(634)	(1,931)	(6,728)	(1,842)	(4,886)
Acquisition costs	—	732	(732)	—	732	(732)
Net interest	(14)	(98)	84	(42)	18	(60)

Unrealized loss on derivative instruments	(1,730)	(1,730)	—	(2,682)	(2,682)	—
Depletion and depreciation	(6,044)	1,728	(7,772)	(18,960)	5,848	(24,808)
Stock based compensation	(758)	347	(1,105)	(2,613)	(439)	(2,174)
Impairment of oil and gas properties	—	—	—	—	750	(750)
Other	(63)	(38)	(25)	(181)	(82)	(99)

Net Loss	$(7,233)	$(2,844)	$(4,388)	$(20,358)	$(6,189)	$(14,169)

Our net loss for the three-month period ended September 30, 2007 was $7.2 million ($0.03 per share) compared to our net loss for the same period in 2006 of $4.4 million ($0.02 per share). The increase in our net loss from 2006 to 2007 of $2.8 million is mainly due to a $2.8 million decrease in net operating revenues.
Our net loss for the nine-month period ended September 30, 2007 was $20.4 million ($0.08 per share) compared to our net loss for the same period in 2006 of $14.2 million ($0.06 per share). The increase in our net loss from 2006 to 2007 of $6.2 million is mainly due to a $7.3 million decrease in net operating revenues, a $3.1 million increase in general and administrative, business and technology development expenses net of stock based compensation, and a $2.7 million increase in unrealized loss on derivatives, partially offset by a favorable $5.8 million non-cash variance for depletion and depreciation and a favorable $0.8 million non-cash variance for impairment of oil and gas properties.
Significant variances are explained in the sections that follow.

Revenues and Operating Costs
The following is a comparison of changes in production volumes for the three-month and nine-month period ended September 30, 2007 when compared to the same periods in 2006:

	Three-Month Periods Ended September 30,			Nine-Month Periods Ended September 30,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2007	2006	Change	2007	2006	Change
China:
Dagang	111,012	147,571	-25%	342,368	414,660	-17%
Daqing	5,172	5,196	0%	16,069	17,189	-7%

	116,184	152,767	-24%	358,437	431,849	-17%

U.S.:
South Midway	38,297	49,901	-23%	134,265	141,113	-5%
Spraberry	4,837	6,201	-22%	14,876	18,167	-18%
Others	240	956	-75%	1,092	7,376	-85%

	43,374	57,058	-24%	150,233	166,656	-10%

	159,558	209,825	-24%	508,670	598,505	-15%

Net production volumes for the three-month and nine-month periods ended September 30, 2007 decreased 24% and 15% when compared to the same periods in 2006 mainly due to decreases in production volumes in our China properties of 24% and 17%, resulting in decreased revenues of $3.3 million and $5.4 million.
Oil and gas prices increased 4% per Boe for the three-month period ended September 30, 2007 resulting in increased revenues of $0.4 million as compared to the same period in 2006. Oil and gas prices decreased 2% per Boe for the nine-month period ended September 30, 2007 resulting in decreased revenues of $0.7 million as compared to the same period in 2006. The increased revenues in the U.S. resulting from the price increase, when comparing the three-month period ended September 30, 2007 to the same period in 2006, were offset by settlements from our costless collar derivative instrument.
For the three-month and nine-month period ended September 30, 2007, operating costs, including production taxes and engineering support, increased 19% and 27% per Boe compared to the same periods in 2006, and are discussed further below.
     China
Net production volumes at the Dagang field decreased 25% and 17% for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006. In addition to natural declines within the field, these decreases were caused by abnormal downtimes due to problems encountered with sub-surface equipment. Those decreases were slightly offset by four new development wells being put on line during the third quarter of 2007. A fifth well will be completed and put on production in the last quarter of this year. The September 30, 2007 exit production rate at Dagang was 1,830 Gross Bopd, of which 280 Gross Bopd was attributed to the four new wells.
Operating costs in China increased by $3.19 and $6.09 per Boe for the three-month and nine-month period ended September 30, 2007 when compared to the same periods in 2006. Field operating costs, including allocated Dagang field office costs, for the three-month and nine-month periods ended September 30, 2007 increased $2.18 and $4.84 per Boe. In addition to the abnormal downtimes mentioned above, which resulted in increased maintenance costs, increases in power costs, additional operator salaries and higher supervision charges in relation to reduced volumes contributed to the increase. In March 2006, the Ministry of Finance of the Peoples Republic of China (“PRC”) issued the “Administrative Measures on Collection of Windfall Gain Levy on Oil Exploitation Business” (the “Windfall Levy Measures”). According to the Windfall Levy Measures, effective as of March 26, 2006, enterprises exploiting and selling crude oil in the PRC are subject to a windfall gain levy (the “Windfall Levy”) if the monthly weighted average price of crude oil is above $40 per barrel. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. For financial statement presentation the Windfall Levy is included in operating costs. The Windfall Levy resulted in a $0.36 and $0.69 per Boe increase for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods in 2006. Engineering and support costs for the three and nine-month periods ended September 30, 2007 increased over the same periods in 2006 due to a higher allocation of support to production as the number of capital related projects decreased from 2006.

     U.S.
The 24% decrease in U.S. production volumes for the three-month period ended September 30, 2007 when compared to the same period in 2006 was mainly due a decline in production at South Midway resulting from steam generator downtime during the second quarter, along with certain wells taken offline to be soaked and steamed during the third quarter. In addition to the natural declines in production within our Spraberry field in West Texas a key producer was offline during the current quarter for repairs. The 10% decrease in U.S. production volumes for the nine-month period ended September 30, 2007 when compared to the same period in 2006 was mainly due to the sale of our Citrus properties in the first quarter of 2006, the natural declines in production within our Spraberry field in West Texas and the third quarter decreases mentioned above.
For the three-month and nine-month periods ended September 30, 2007, operating costs in the U.S., including production taxes and engineering and support costs, increased by $7.01 and $2.64 per Boe from the same period in 2006. Field operating costs for the three-month and nine-month periods ended September 30, 2007 increased by $5.40 and $1.23 per Boe, when compared to the same periods in prior years due to increases to maintenance costs and workovers at both South Midway and Spraberry especially in the third quarter of 2007. The third quarter increases were somewhat offset year to date due to a reduction in our steam operations as we were in the process of replacing a steam generator and finished repairing another generator during the second quarter. In addition to these increases, engineering and support costs for the three-month and nine-month periods ended September 30, 2007 increased by $1.12 and $1.38 per Boe, when compared to the same periods in prior years partially due to a higher allocation pool in 2007 when compared to 2006 in addition to a higher allocation of support to production as capital activity decreased.
* * *
Production and operating information including oil and gas revenue, operating costs and depletion, on a per Boe basis are detailed below:

	Three-Month Periods Ended September 30,
	2007			2006
	China	U.S.	Total	China	U.S.	Total
Net Production:
Boe	116,184	43,374	159,558	152,767	57,058	209,825
Boe/day for the period	1,263	471	1,734	1,679	627	2,306

		Per Boe			Per Boe

Oil and gas revenue	$68.81	$66.16	$68.09	$67.74	$59.51	$65.50

Field operating costs	17.20	18.06	17.43	15.02	12.66	14.38
Production tax (U.S.) and Windfall Levy (China)	9.20	1.46	7.09	8.84	0.97	6.70
Engineering and support costs	1.32	4.59	2.21	0.67	3.47	1.43

	27.72	24.11	26.73	24.53	17.10	22.51

Net operating revenue	41.09	42.05	41.36	43.21	42.41	42.99
Depletion	39.02	29.91	36.55	38.68	25.11	34.99

Net revenue from operations	$2.07	$12.14	$4.81	$4.53	$17.30	$8.00

	Nine-Month Periods Ended September 30,
	2007			2006
	China	U.S.	Total	China	U.S.	Total
Net Production:
Boe	358,437	150,233	508,670	431,849	166,656	598,505
Boe/day for the period	1,313	550	1,863	1,582	610	2,192

		Per Boe			Per Boe

Oil and gas revenue	$61.01	$55.78	$59.47	$62.36	$56.74	$60.79

Field operating costs	17.65	14.86	16.83	12.81	13.63	13.04
Production tax (U.S.) and Windfall Levy (China)	6.18	1.27	4.73	5.49	1.24	4.31
Engineering and support costs	1.26	5.06	2.38	0.70	3.68	1.53

	25.09	21.19	23.94	19.00	18.55	18.88

Net operating revenue	35.92	34.59	35.53	43.36	38.19	41.91
Depletion	37.89	29.08	35.29	40.69	23.21	35.82

Net revenue (loss) from operations	$(1.97)	$5.51	$0.24	$2.67	$14.98	$6.09

General and Administrative
Changes in general and administrative expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods for 2006 were as follows:

	Three Months	Nine Months
	Ended	Ended
	Sept 30,	Sept 30,
	2007 vs.	2007 vs.
	2006	2006
Favorable (unfavorable) variances:
Oil and Gas Activities:
China	$(57)	$(408)
U.S.	50	(211)
Corporate	203	(714)

	196	(1,333)
Less: stock based compensation	(501)	99

	$(305)	$(1,234)

General and administrative costs decreased by $0.2 million and increased by $1.3 million for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods in 2006. The decrease for the three-month period was mainly due to a decrease in stock based compensation, offset by an increase resulting from a reduction in the amount of overhead capitalized. The majority of the increases for the nine-month period comparison are salary and benefit related, including discretionary bonuses paid in 2007. In addition, as capital spending was down in the U.S. and the number of capital projects was down in China the amount of general and administrative expenses allocated to capital also decreased. These increases were offset by a decrease of $0.3 million for a one time charge in 2006 for the write off of the deferred loan costs on the convertible loan that was paid by way of the issuance of common shares in April 2006 private placement. These increases were also offset in part by a reallocation of resources to HTL TM activities beginning in the second half of 2006.
Business and Technology Development
Changes in business and technology development expenses, before and after considering increases in non-cash stock based compensation, by segment for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods for 2006 were as follows:

	Three Months	Nine Months
	Ended	Ended
	Sept 30,	Sept 30,
	2007 vs.	2007 vs.
	2006	2006
Favorable (unfavorable) variances:
HTL TM	$(867)	$(2,672)
GTL	79	490

	(788)	(2,182)
Less: stock based compensation	154	340

	$(634)	$(1,842)

Business and technology development expenses increased $0.8 million and $2.2 million for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006 as we continued to focus on business and technology development activities related to HTL TM opportunities. The increase for the three-month period was mainly due to the addition of several key people and additional contract services as the Company develops its commercialization program for its technology. In addition to the third quarter increases noted above, the majority of the increases for the nine-month period comparison are related to the CDF. Operating expenses of the CDF to develop and identify improvements in the application of the HTL TM Technology are a part of our business and technology development activities and contributed $1.4 million to the overall increase for the nine-month period ended September 30, 2007. This increase was in part the result of several heavy oil upgrading runs in the first and second quarters of 2007, including a key Athabasca bitumen test run. The Company will use the information derived from the Athabasca bitumen test run for the design and development of full-scale commercial projects in Western Canada. In addition, the HTLTM segment increased as a result of higher outside engineering fees, legal fees related to patents and a shift in resources from GTL and other segments.
Depletion and Depreciation
Depletion and depreciation decreased $1.7 million and $5.8 million for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods in 2006 partially due to a $0.2 million and $2.4 million decrease in depreciation of the CDF and a decrease in production and depletion rates for China offset by an increase in depletion rates in the U.S.
     China
China’s depletion rate increased $0.34 per Boe for the three-month period ended September 30, 2007 and decreased $2.80 per Boe for the nine-month period ended September 30, 2007 compared to the same periods in 2006. This resulted in no change and a $1.0 million decrease in depletion expense for the three-month and nine-month periods ended September 30, 2007. The decreases in the rates from year to year were mainly due to a $5.4 million ceiling test write down in the fourth quarter of 2006. During periods of increasing oil prices our share of proved reserves decreases, as fewer barrels of oil are required to recover our costs under our production-sharing contracts with CNPC. As a result, the depletion rate for the three-month periods noted above increased accordingly.
Additionally, decreases in production volumes in China added to the decrease in depletion expense by $1.4 million and $3.0 million for the three-month and nine-month periods ended September 30, 2007 when compared to the same periods in 2006.
     U.S.
     The U.S. depletion rate increased $4.80 and $5.87 per Boe for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006, resulting in a $0.2 million and $0.9 million increase in depletion expense compared to these same periods in 2006. This increase was mainly due to the 2006 fourth quarter impairment of certain properties, including North Yowlumne, LAK Ranch and Catfish Creek, resulting in $4.8 million of those costs being included with our proved properties and therefore subject to depletion. In addition, the capital spending we incurred in 2007 related to facilities, versus drilling, and therefore did not correspondingly increase our reserve base.
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
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
Our net cash and cash equivalents increased for the three-month period ended September 30, 2007 by $3.7 million compared to a $6.3 million decrease for the same period in 2006. Our net cash and cash equivalents increased for the nine-month period ended September 30, 2007 by $1.0 million compared to a $12.8 million increase for the same period in 2006.
     Operating Activities
Our operating activities provided $1.8 million in cash for the three-month period ended September 30, 2007 compared to $5.4 million for the same period in 2006. Our operating activities provided $4.6 million in cash for the nine-month period ended September 30, 2007 compared to $11.1 million for the same period in 2006. The decrease in cash from operating activities for the three-month and nine-month periods ended September 30, 2007 was mainly due to a decrease in oil and gas production volumes.
     Investing Activities
Our investing activities used $7.0 million in cash for the three-month period ended September 30, 2007 compared to $10.6 million for the same period in 2006. The main reason for the decrease is that we used $7.5 million more cash for investing activities in 2006 related to changes in working capital items as we were focused on the reduction of accounts payable in our China operations. This reduction in cash used was offset by an increase in capital asset expenditures of $4.1 million. This increase in capital spending was mainly the result of increased exploration expenditures at our Zitong project of $1.8 million and increased development expenditures for new drilling at our Dagang project of $4.3 million, both in China. Overall expenditures were up slightly by $0.3 million for the HTLTM segment. Increased costs related to the commencement of construction of the FTF were offset by decreased costs related to the CDF as the majority of the modifications to that facility have been completed. These increases were offset by a $2.3 million decrease in capital spending in the U.S. segment resulting from a ten well drilling program at South Midway commencing in the third quarter of 2006 compared to no drilling in 2007. The 2007 South Midway drilling program has been deferred to the first quarter of 2008.
Our investing activities used $11.4 million in cash for the nine-month period ended September 30, 2007 compared to $17.3 million for the same period in 2006. The main reason for the decrease in cash used was an increase in cash inflows in 2007 of $9.0 million received from INPEX as payment for the Company’s past costs related to its Iraq project and HTLTM Technology development costs. This increase in cash inflows was offset by a decrease in cash inflows due to the generation of $1.0 million of cash from asset sales in the U.S. in 2007, compared to $5.4 million for the same period in 2006. In addition to this overall net increase in cash inflows we used $8.8 million more cash for investing activities in 2006 related to changes in working capital items as we were focused on the reduction of accounts payable in our China operations. These increases to cash inflows were offset by an increase to our capital asset expenditures of $8.9 million. The increase in capital spending was mainly the result of increased exploration expenditures at our Zitong project of $8.0 million and increased development expenditures for new drilling at our Dagang project of $3.8 million, both in China. We drilled one exploration well in our Zitong project starting in the fourth quarter of 2006 with drilling completing in the second quarter of 2007. The final results of testing this well are expected be known in the fourth quarter of 2007. We drilled five development wells in our Dagang project starting in the second quarter of 2007, four of which were on production as at September 30, 2007. No such exploration or development wells were drilled in 2006. Capital spending related to HTLTM stayed constant as increased expenditures for the FTF were offset by decreased expenditures for the CDF. The increase in China was offset by reduced expenditures in the U.S. of $2.5 million and GTL of $0.4 million, due to the same events as discussed above.
     Financing Activities
Financing activities for the three-month period ended September 30, 2007 consisted of two draws on two separate loan facilities compared to the scheduled repayment of long-term debt in that same period in 2006. One of these draws, in the amount of $7.0 million ($6.3 million net of financing costs), was from a $30 million Revolving/Term Credit Facility with an initial borrowing base of $10 million the Company obtained from an international bank in September 2007. The facility is a revolving facility with a three-year term with interest payable only during the term. The other draw, in the amount of $3.0 million, was from the Company’s existing $15 million Senior Secured Revolving/Term Credit Facility with an initial borrowing base of $8 million from an international bank. This facility is for two years, ending in October 2008, the first 18 months in the form of a revolver and at the end of 18 months, the then outstanding amount will convert into a six-month amortizing loan.
Financing activities for the nine-month period ended September 30, 2007 consisted of the loan draws mentioned above and scheduled repayment of long-term debt compared to the same period in 2006 when financing activities consisted of $25.3 million private placement offset by the early retirement of $4.0 million in long-term debt.
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

Contractual Obligations
The table below summarizes the contractual obligations that are reflected in our Unaudited Condensed Consolidated Balance Sheet as at September 30, 2007 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2007	2008	2009	2010	After 2010
Consolidated Balance Sheets:
Note payable – current portion	6,188	553	5,635	—	—	—
Long term debt	7,937	—	1,190	412	6,335	—
Asset retirement obligation	2,678	147	601	503	—	1,427
Long term obligation	1,900	—	—	1,900	—	—
Other Commitments:						—
Interest payable	3,022	349	1,141	856	676	—
Lease commitments	3,652	286	1,061	863	738	704
Zitong exploration commitment	188	188	—	—	—	—

Total	$25,565	$1,523	$9,628	$4,534	$7,749	$2,131

Off Balance Sheet Arrangements
As at September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we currently do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.
Outstanding Share Data
As at October 26, 2007, there were 242,873,349 common shares of the Company issued and outstanding. Additionally, the Company had 28,696,330 share purchase warrants outstanding and exercisable to purchase 28,696,330 common shares. As at October 26, 2007, there were 12,784,610 incentive stock options outstanding to purchase the Company’s common shares.
Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2007			2006				2005
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Total revenue	$8,823	$9,589	$9,257	$11,137	$14,015	$13,084	$9,864	$8,651
Net loss:
Canadian GAAP	$(7,232)	$(6,579)	$(6,547)	$(11,323)	$(4,388)	$(4,405)	$(5,376)	$(8,885)
U.S. GAAP	$(2,551)	$(1,211)	$(7,536)	$(18,255)	$(5,422)	$(2,329)	$(16,416)	$(7,545)
Net loss per share:
Canadian GAAP	$(0.03)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.02)	$(0.02)	$(0.04)
U.S. GAAP	$(0.01)	$—	$(0.03)	$(0.08)	$(0.02)	$(0.01)	$(0.07)	$(0.03)
The differences in the net loss and net loss per share for the first quarter of 2006 were due mainly to the impairment charged for the China oil and gas properties for U.S. GAAP purposes of $7.2 million when compared to $0.8 million calculated for Canadian GAAP and $4.3 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the third quarter of 2006 were due mainly to the impairment charged for the U.S. oil and gas properties for U.S. GAAP purposes of $3.1 million when compared to nil calculated for Canadian GAAP, offset by a $1.7 million additional fair value adjustment for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2006 were due mainly to the impairment charged for U.S. GAAP purposes of $8.1 million ($4.5 million relates to the U.S. oil and gas properties and $3.6 million for the China oil and gas properties) when compared to nil calculated for Canadian GAAP. The differences in the net loss and net loss per share for the second quarter of 2007 were due mainly to the treatment of the payment by INPEX for past costs paid by the Company related to its Iraq project and HTLTM Technology development costs. Approximately $6.3 million of this payment was applied to capital balances for Canadian GAAP purposes and as reduction to net loss for U.S. GAAP purposes. The differences in the net loss and net loss per share for the third quarter of 2007 were mainly due to an additional $3.6 million fair value adjustment for U.S. GAAP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes since December 31, 2006.
Item 4. Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the period ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings: None
Item 1A. Risk Factors:
As at September 30, 2007, there were no additional material risks and no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None
Item 3. Defaults Upon Senior Securities: None
Item 4. Submission of Matters To a Vote of Security Holders: None
Item 5. Other Information: None
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.15	Facility Agreement, dated September 14, 2007 between Pan-China Resources Ltd., Sunwing Energy Ltd., Sunwing Holding Corporation, Sunwing Zitong Energy Ltd., Standard Bank PLC and Standard Bank Asia Limited

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
IVANHOE ENERGY INC.
By: /s/ W. Gordon Lancaster
Name: W. Gordon Lancaster
Title: Chief Financial Officer
Dated: November 2, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

10.15	Facility Agreement, dated September 14, 2007 between Pan-China Resources Ltd., Sunwing Energy Ltd., Sunwing Holding Corporation, Sunwing Zitong Energy Ltd., Standard Bank PLC and Standard Bank Asia Limited

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002