Form 10-K
period 2007-12-31
IVANHOE ENERGY INC
filed 2008-03-17
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-30586

IVANHOE ENERGY INC.
(Exact name of registrant as specified in its charter)

Yukon, Canada	98-0372413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

654-999 Canada Place Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3E1 (Zip Code)

(604) 688-8323
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	Toronto Stock Exchange NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $468,246,525 based on the average bid and asked price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2008

Common Shares, no par value	244,873,349 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

CURRENCY AND EXCHANGE RATES

Unless otherwise specified, all reference to “dollars” or to “$” are to U.S. dollars and all references to “Cdn.$” are to Canadian dollars. The closing, low, high and average noon buying rates in New York for cable transfers for the conversion of Canadian dollars into U.S. dollars for each of the five years ended December 31 as reported by the Federal Reserve Bank of New York were as follows:

	2007	2006	2005	2004	2003

Closing	$1.01	$0.86	$0.86	$0.83	$0.77
Low	$0.84	$0.85	$0.79	$0.72	$0.63
High	$1.09	$0.91	$0.87	$0.85	$0.77
Average Noon	$0.94	$0.88	$0.83	$0.77	$0.71

The average noon rate of exchange reported by the Federal Reserve Bank of New York for conversion of U.S. dollars into Canadian dollars on February 29, 2008 was $1.02 ($1.00 = Cdn.$0.98).

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

GENERAL

Ivanhoe Energy Inc. (“Ivanhoe Energy” or “Ivanhoe”) is an independent international heavy oil development and production company focused on pursuing long-term growth in its reserve base and production.

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

Our principal executive office is located at Suite 654 — 999 Canada Place, Vancouver, British Columbia, V6C 3E1, and our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9. Our headquarters for operations are located at Suite 400 — 5060 California Avenue, Bakersfield, California, 93309.

CORPORATE STRATEGY

Importance of the Heavy Oil Segment of the Oil and Gas Industry

The global oil and gas industry is operating near capacity, driven by sharp increases in demand from developing economies and the declining availability of replacement low cost reserves. This has resulted in a significant increase in the relative price of oil and marked shifts in the demand and supply landscape. These shifts include demand moving toward China and India, while supply has shifted towards the need to develop higher cost/lower value resources, including heavy oil.

Heavy oil developments can be segregated into two types: conventional heavy oil that flows to the surface without steam enhancement and non-conventional heavy oil and bitumen. While we focus on the non-conventional heavy oil, both play an important role in Ivanhoe’s corporate strategy.

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

These newer technologies, together with firm oil prices, have generated increased access to heavy oil resources, although for profitable exploitation, key challenges remain, with varied weightings, project by project: 1) the requirement for steam and electricity to help extract heavy oil, 2) the need for diluent to move the oil once it is at the surface, 3) the wide heavy-light price differentials that the producer is faced with when the product gets to market, and 4) conventional upgrading technologies limited to very large scale, high capital cost facilities. These challenges can lead to “distressed” assets, where economics are poor, or to “stranded” assets, where the resource cannot be economically produced and lies fallow.

Ivanhoe’s Value Proposition

Ivanhoe’s application of its patented rapid thermal processing process (“RTPtm Process”) for heavy oil upgrading (“HTLtm Technology” or “HTLtm”) seeks to address the four key heavy oil development challenges outlined above, and can do so at a relatively small minimum economic scale.

Ivanhoe’s HTLtm upgrading is a partial upgrading process that is designed to operate in facilities as small as 10,000-30,000 barrels per day. This is substantially smaller than the minimum economic scale for conventional stand-alone upgraders such as delayed cokers, which typically operate at scales of well over 100,000 barrels per day. Ivanhoe’s HTLtm Technology is based on carbon rejection, a tried and tested concept in heavy oil processing. The key advantage of HTLtm is that it is a very fast process — processing times are typically under a few seconds. This results in smaller, less costly facilities, and in addition eliminates the need for hydrogen addition, an expensive, large minimum scale step typically required in conventional upgrading. In addition, Ivanhoe’s HTLtm Technology has the added advantage of converting upgrading byproducts into onsite energy, as opposed to the generation of large volumes of low value coke.

The HTLtm process therefore offers significant advantages as a field-located upgrading alternative, integrated with the upstream heavy oil production operation. HTLtm provides four key benefits to the producer:

1. Virtual elimination of external energy requirements for steam generation and/or power for upstream operations.

2. Elimination of the need for diluent or blend oils for transport.

3. Capture of the majority of the heavy-light oil value differential.

4. Relatively small minimum economic scale of operations suited for field upgrading and for smaller field developments.

The business opportunities available to Ivanhoe correspond to the challenges each potential heavy oil project faces. In Canada, Ecuador, California, Iraq, and Oman all four of the HTLtm advantages identified above come into play. In others, including certain identified opportunities in Colombia and Libya, the heavy oil naturally flows to the surface, but transport is the key problem.

The economics of a project are effectively dictated by the advantages that HTLtm can bring to a particular opportunity. The more stranded the resource and the fewer monetization alternatives that the resource owner has, the greater the opportunity the Company will have to establish the Ivanhoe value proposition.

Implementation Strategy

We are an oil and gas company with a unique technology which addresses several major problems confronting the oil and gas industry today. Because we have a unique resource in our patented technology and because we have experienced people who have developed oil fields in the past and are involved in acquiring new resources, we are in a position to work with partners on stranded heavy oil resources around the world to add value to these resources.

In 2007 Ivanhoe completed the HTLtm equipment and process testing associated with the Commercial Demonstration Facility in California. Following this work, Ivanhoe’s principal focus has shifted to full scale commercial deployment of HTLtm facilities. This effort includes the pursuit of opportunities in Canada and elsewhere related to the deployment of full-scale commercial HTLtm facilities in business arrangements that would provide Ivanhoe with a share of reserves and production of heavy oil. In addition, in certain industrial and geographic markets, Ivanhoe is pursuing opportunities where shareholder value can be generated through commercial deployment of HTLtm in business arrangements that may not include the generation of reserves and production for Ivanhoe.

The Company’s implementation strategy includes the following:

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

4. Build internal capabilities in advance of major projects.  The HTLtm technical team, which includes our own staff, specialized consultants including the inventors of the technology, and our enhanced oil recovery (“EOR”) team will be supplemented and expanded to add additional expertise in areas such as project management.

5. Build the relationships that we will need for the future.  Commercialization of our technologies demands close alignment with partners, suppliers, host governments and financiers.

In order to facilitate the implementation of our business strategy, we plan to undertake a reorganization of our corporate, business and governance structures. We will create two new geographically focused business units that will pursue project opportunities in Latin America and the Middle East/North Africa (“MENA”), respectively. These new business units will operate through separate subsidiary companies in much the same way as our China business unit is operated through Sunwing Energy Ltd (“Sunwing”) our wholly owned subsidiary. Like Sunwing, our new Latin America and MENA business units will each have its own board of directors and senior management team. Initially, the Latin America and MENA subsidiaries and Sunwing will remain wholly-owned, and will be funded, by Ivanhoe Energy. It is intended that each subsidiary will eventually become financially independent and, as their respective geographically focused business strategies unfold, that each subsidiary will seek and obtain external sources of capital from third parties that will effectively reduce Ivanhoe Energy’s ownership interest.

Ivanhoe Energy itself will retain ownership of the HTLtm Technology and will concentrate its business development efforts on project opportunities in North America, with a particular focus on Canada. Our Latin America business unit will continue the pursuit of opportunities to apply the HTLtm Technology to heavy oil projects in Ecuador, Mexico and elsewhere in Latin America. Our MENA business unit will focus on heavy oil project opportunities in the Middle East/North Africa region, with a particular focus on Iraq, Egypt and Libya. It will also be responsible for advancing our GTL project opportunity in Egypt. Sunwing will continue to operate our existing EOR and exploration projects in China and to pursue business development initiatives in the East Asia region. Each of our Latin America, MENA and East Asia business units will have the exclusive right within its own defined geographical region to obtain from Ivanhoe Energy a project-specific site license of the HTLtm Technology as and when the decision is made to develop an HTLtm project.

In order to more effectively utilize the extensive geographically specific experience and expertise of our existing senior management personnel and board of directors, certain Ivanhoe Energy executive officers will be re-assigned to senior management positions within the Latin America and MENA business units and a number of incumbent directors will leave the Ivanhoe Energy board of directors and become directors of one or more of our Latin America, MENA and Sunwing subsidiaries. Our Deputy Chairman, Robert M. Friedland will serve as Executive Chairman and Chief Executive Officer. Our current President and Chief Executive Officer, Joseph I. Gasca has elected not to stand for re-election as a board member, and will step down as President and Chief Executive Officer as of May 29, 2008. Until then, he will continue to serve as President and Chief Executive Officer. It is expected that these changes to the Ivanhoe Energy board of directors and senior management will take effect immediately following our annual general meeting of shareholders which is scheduled to be held on May 29, 2008. See Item 10 “Directors, Executive Officers and Corporate Governance”. In anticipation of his appointment as our Chief Executive Officer, Mr. Friedland was awarded 2.5 million incentive stock options and we agreed to share part of the costs of operating an aircraft owned by Mr. Friedland. See “ITEM 11. EXECUTIVE COMPENSATION” AND “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

HEAVY TO LIGHT OIL UPGRADING TECHNOLOGY

RTPtm License and Patents

In April 2005, we acquired all the issued and outstanding common shares of Ensyn Group, Inc. (“Ensyn”) whereby we acquired an exclusive, irrevocable license to Ensyn’s RTPtm Process for all applications other than biomass. In January 2007 the Company received a Notice of Allowance from the U.S. Patent Office for the first of a family of additional petroleum upgrading patent applications. Since Ivanhoe acquired the patented heavy oil upgrading technology it has been working to expand patent coverage to protect innovations to the HTLtm Technology as they are developed. This allowance is the first patent protection that has been granted directly to Ivanhoe Energy, and significantly broadens the Company’s portfolio of HTLtm intellectual property for petroleum upgrading and opens up additional HTLtm patenting opportunities for Ivanhoe Energy. In addition, Ivanhoe Energy currently has several additional HTLtm patents in various stages of prosecution.

Commercial Demonstration Facility

In 2004, Ensyn constructed a Commercial Demonstration Facility (“CDF”) to confirm earlier pilot test results on a larger scale and to test certain processing options. This facility, that the Company acquired as part of the Ensyn merger was built in the Belridge field, a large heavy oil field owned by Aera Energy LLC (“Aera”), a company owned by affiliates of ExxonMobil and Shell. In March 2005, initial performance testing of the CDF was completed successfully and the results of the test were verified by two large independent engineering consulting firms. The CDF demonstrated an overall processing capacity of approximately 1,000 barrels-per-day of raw, heavy oil from the Belridge California heavy oil fields and a hot section capacity of 300 barrels-per-day.

During 2007, technical developments were led by two important test runs at the CDF: a High Quality configuration was demonstrated on California vacuum tower bottoms (“VTBs”) and a key test was successfully completed processing Athabasca bitumen pursuant to a longstanding technology development agreement with ConocoPhillips Canada Resources Corp. These two key tests are the capstones of the CDF test program and we have now fulfilled the primary technical objectives of the CDF. The goals of the test program were: (1) to confirm the key processing results generated in the over 90 pilot plant runs of heavy oil and bitumen from Athabasca and the U.S. in a large facility, and (2) to provide sufficient data for the design and construction of full-scale, commercial HTLtm plants.

The Athabasca bitumen test provided important technical information related to the design of full-scale HTLtm facilities. This test, and other test run data, correlated the performance of the CDF with earlier runs on the smaller scale pilot facility, and validated the assumptions in Ivanhoe Energy’s economic models.

Feedstock Test Facility

The Company has initiated the construction of an additional HTLtm facility, the Feedstock Test Facility (“FTF”). The FTF is a small (15-20 Bbls/d), highly flexible state-of-the-art HTLtm facility which will permit more cost-effective screening of feedstock crudes for current and potential partners in smaller volumes and at lower costs than required at the CDF. As we continue to advance our technology, this unit will form an integral part of the ongoing post-commercialization optimization of our products and processes. The FTF will provide additional data and will support the detailed engineering process once the first commercial target location and crude has been established.

This facility, costing approximately $7.9 million, is expected to be completed in mid 2008, and be commissioned soon thereafter. The FTF will be located in San Antonio, Texas.

HTLtm Business Development

We are pursuing HTLtm business development opportunities around the world, primarily Western Canada, Latin America and the Middle East/North Africa region. Integrated HTLtm/Steam Assisted Gravity Drainage (“SAGD”) financial models for Athabasca have been updated and refined, incorporating newly revised capital costs from AMEC, and revised price assumptions and currency exchange rate changes. These updated models show that HTLtm integration represents robust value-add for thermal bitumen projects in Western Canada.

We also made significant progress in developing an execution plan with AMEC, our Tier One engineering contractor, for the design and construction of full-scale commercial HTLtm facilities. The Company is proceeding with preliminary, non site-specific engineering related to the first fully commercial HTLtm facility, supported by the recent successful CDF runs.

In October 2004, we signed an MOU with the Ministry of Oil of Iraq to study and evaluate the shallow Qaiyarah oil field in Iraq. The field’s reservoirs contain a large proven accumulation of 17.1° API heavy oil at a depth of about 1,000 feet. We have completed the reservoir assessment and have evaluated various recovery methods. Facility design work as well as an economic evaluation are complete. Based on this evaluation we submitted a technical proposal to the Iraq Ministry of Oil who have accepted and approved the study and its conclusions.

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

The agreement provides INPEX with a significant minority interest in the venture, with Ivanhoe Energy retaining a majority interest. Both parties will participate in the pursuit of the opportunity but Ivanhoe will lead the discussions with the Iraqi Ministry of Oil. Should the Company and INPEX proceed with the development and deploy Ivanhoe Energy’s HTLtm Technology, certain technology fees would be payable to the Company by INPEX.

In September 2007, the Ministry of Oil requested that we submit a commercial proposal for a 30,000 Bopd Pilot Project to test the reservoir response to thermal recovery methods, optimize the development plan and build/operate the first HTLtm unit for the field. We expect to be negotiating an agreement during the first half of 2008.

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

GTL Business Development

At the present time, the only GTL project we are pursuing is the Egyptian GTL project described herein. In 2005, we signed a memorandum of understanding with Egyptian Natural Gas Holding Company (“EGAS”), the state organization responsible for managing Egypt’s natural gas resources, to prepare a feasibility study to construct and operate a GTL plant that would convert natural gas to ultra-clean liquid fuels in Egypt. We completed an engineering design of a GTL plant to incorporate the latest advances in Syntroleum GTL technology and have completed market and pricing analysis for GTL products to reflect changes since the original evaluation was completed several years ago. Plant capacity options of 47,000 and 94,000 Bbls/d were evaluated and in May 2006, we presented the feasibility study report to EGAS along with three commercial proposals. Based on EGAS’ review, and response to the proposals, we submitted a revised proposal in October 2006. In November 2006 the Company signed a Participation Agreement with H.K. Renewable Energy Ltd. (“HKRE”). In August 2007, we signed a Term Sheet with EGAS (a 24% project participant) and HKRE (a 15% project participant) which set out the commercial terms for a 47,000 Bbls/d project to be run on a tolling basis. EGAS agreed to commit, at no cost to the project, up to 4.2 trillion cubic feet of natural gas, or approximately 600 MMcf/d for the anticipated 20-year operating life of the project, subject to satisfactory conclusion of pre-front end engineering and design (“FEED”) confirming commercial viability and financing ability, the negotiation and signature of a definitive agreement and approval by the Company’s Board of Directors and the appropriate authorities in Egypt.

OIL AND GAS PROPERTIES

Our principal oil and gas properties are located in California’s San Joaquin Basin and Sacramento Basin, the Permian Basin in Texas and the Hebei and Sichuan Provinces in China. Set forth below is a description of these properties.

The following table sets forth the estimated quantities of proved reserves and production attributable to our properties:

				12/31/2007	Percentage of
		2007	Percentage of	Proved	Total Estimated
		Production	Total 2007	Reserves	Proved
Property	Location	(In MBoe)	Production	(In MBoe)	Reserves

South Midway	Kern County, California	178	26%	982	40%
West Texas	Midland County, Texas	20	3%	208	8%
Other	California	2	0%	—	0%

Total U.S.		199	29%	1,191	48%

Dagang	Hebei Province, China	464	68%	1,195	48%
Other	China	19	3%	85	4%

Total China		483	71%	1,280	52%

Total		682	100%	2,471	100%

Note:  See the “Supplementary Disclosures About Oil and Gas Production Activities”, which follow the notes to our consolidated financial statements set forth in Item 8 in this Annual Report on Form 10-K, for certain details regarding the Company’s oil and gas proved reserves, the estimation process and production by country. Estimates for our U.S. and China operations were prepared by independent petroleum consultants Netherland, Sewell & Associates Inc. and GLJ Petroleum Consultants Ltd., respectively. We have not filed with nor included in reports to any other U.S. federal authority or agency, any estimates of total proved crude oil or natural gas reserves since the beginning of the last fiscal year.

Special Note to Canadian Investors

Ivanhoe is a United States Securities and Exchange Commission (“SEC”) registrant and files annual reports on Form 10-K. Accordingly, our reserves estimates and securities regulatory disclosures are prepared based on SEC disclosure requirements. In 2003, certain Canadian securities regulatory authorities adopted National Instrument 51-101 — Standards of Disclosure for Oil and Gas Activities (“NI 51-101”) which prescribes certain standards that Canadian companies are required to follow in the preparation and disclosure of reserves and related information. We applied for, and have been granted, exemptions from certain NI 51-101 disclosure requirements. These exemptions permit us to substitute disclosures based on SEC requirements for much of the annual disclosure required by NI 51-101 and to prepare our reserves estimates and related disclosures in accordance with SEC requirements, generally accepted industry practices in the U.S. as promulgated by the Society of Petroleum Engineers, and the standards of the Canadian Oil and Gas Evaluation Handbook (the “COGE Handbook”) modified to reflect SEC requirements.

The reserves quantities disclosed in this Annual Report on Form 10-K represent net proved reserves calculated on a constant price basis using the standards contained in SEC Regulation S-X and Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities”. Such information differs from the corresponding information prepared in accordance with Canadian disclosure standards under NI 51-101. The primary differences between the SEC requirements and the NI 51-101 requirements are as follows:

•	SEC registrants apply SEC reserves definitions and prepare their reserves estimates in accordance with SEC requirements and generally accepted industry practices in the U.S. whereas NI 51-101 requires adherence to the definitions and standards promulgated by the COGE Handbook;

•	the SEC mandates disclosure of proved reserves the Standardized Measure of Discounted Future Net Cash Flows and Changes Therein calculated using year-end constant prices and costs only; whereas NI 51-101 requires disclosure of reserves and related future net revenues using forecasted prices, with additional constant pricing disclosure being optional;

•	the SEC mandates disclosure of proved and proved developed reserves by country only whereas NI 51-101 requires disclosure of more reserve categories and product types;

•	the SEC does not require separate disclosure of proved undeveloped reserves or related future development costs whereas NI 51-101 requires disclosure of more information regarding proved undeveloped reserves, related development plans and future development costs; and

•	the SEC leaves the engagement of independent qualified reserves evaluators to the discretion of a company’s board of directors whereas NI 51-101 requires issuers to engage such evaluators and to file their reports.

The foregoing is a general and non-exhaustive description of the principal differences between SEC disclosure requirements and NI 51-101 requirements. Please note that the differences between SEC requirements and NI 51-101 may be material.

United States

• Production and Development

South Midway

We currently have 60 producing wells in South Midway and are the operator, with a working interest of 100% and a 93% net revenue interest. In 2006, we drilled ten new wells on the South Midway properties compared to 2005 when we drilled one development well, two temperature observation wells and one exploratory well. Three wells in this program were drilled to test for pool extensions or new pool discoveries. Two extensions were found which have led to more development work and potential reserves. The Company purchased an additional steam generator in 2007 and during the interim while this generator was being retro fitted we had lower than predicted steam injection rates. Downtime during the second quarter to repair our existing steam generator further hindered the steam operations. The Company delayed the drilling of new wells in 2007 until the new generator was available. The new generator was put in full time service in September 2007 and we began the preparation for drilling new wells in the fourth quarter of 2007. In 2007 we produced an average 487 net Bopd (534 gross Bopd), with current production approximately 496 net Bopd (517 gross Bopd) compared to 543 net Bopd (590 gross Bopd) at December 31, 2006. An eight well drilling program is currently underway. The production results from this program will begin to be realized in the first quarter of 2008.

West Texas

In 2000, we farmed into the Spraberry property, which is a producing property located on 2,500 gross acres in the Spraberry Trend of the Permian Basin in West Texas. We retain working interests ranging from 31% to 48% in 25 wells, which are currently producing approximately 53 net Boe/d compared to 80 net Boe/d at December 31, 2006. The future decline of the oil and gas production rates are expected to be moderate and should lead to consistent performance and long life reserves.

Other

In mid-2004, we farmed into the McCloud River prospect near the Cymric field in the San Joaquin Basin. We have a 24% working interest in this 880 gross-acre prospect. The initial well resulted in a dry hole. In 2005, a second prospect, North Salt Creek #1, was drilled to 2,500 feet on the acreage and was a discovery, encountering multiple oil and gas bearing horizons. North Salt Creek #1 commenced natural gas sales in September 2005 at a rate of 1,000 Mcf/day. Production was subsequently suspended as the natural gas was intended to be used as fuel in a steam operation. Drilling of two follow-up wells was completed in the fourth quarter of 2005. Multiple targets were encountered in both of these wells. One of the intervals is in a diatomite formation which has large oil storage capacity, but contains heavy oil that requires steam stimulation for extraction. Each of these wells was steamed in 2006, the results of which were sub economic. A fourth well was drilled in 2007. More steam stimulation of this diatomite interval occurred in the fourth quarter of 2007, the evaluation of these tests is underway and should lead to more development.

In the first quarter of 2006, we sold our working interest in our three producing wells in the Citrus prospect for $5.4 million. We still hold 2,316 net acreage in this prospect, all of which has been farmed out. As part of this farm out the Company retained a carried 35% working interest in the property. The operator drilled one well to 9,500 feet, abandoned the well and then withdrew from the farm out agreement. The Company has since farmed out the Citrus leases to another company under which we will get a 5% royalty before payout and a 10% royalty after payout on any wells drilled in the prospect leases.

• Exploration

The Company is focusing its exploration efforts on the lower risk opportunities noted below.

Knights Landing

In 2004, we farmed in to the Knights Landing project, which is a 15,700 gross-acre block located in the Sacramento Gas Basin in northern California. We drilled nine new exploratory wells which resulted in three successful completions and six dry holes. Subsequent to this drilling program we increased our working interests in the project and 11 existing producing natural gas wells. By the end of 2005, production from the Knights Landing wells had been fully depleted in all but one well, which was producing at minimal levels. This well was full depleted by the end of 2006.

In late 2005, we acquired a 3-D seismic data program over 25 square miles covering our Knights Landing acreage block. We completed our seismic acquisition program in December 2005 and completed processing and interpretation of the seismic data in 2006. In the first quarter of 2008, negotiations were underway with a third party to farm out a 50% working interest in the Knights landing properties in return for a 10 well drilling obligation to be drilled in the second quarter of 2008. The primary objective of this development and exploration program is the

Starkey Sand formation, which is an established producing reservoir in the region that lies between depths of 2,000 to 3,500 feet.

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

Other

In December 2005, drilling commenced on the North Yowlumne prospect with a planned total depth of 13,000 feet to test the Stevens sands that have produced over 100 million barrels of oil at the nearby Yowlumne field. The well did not produce commercial quantities of hydrocarbons during several tests and has been suspended indefinitely by the operator. In March 2007, the Company assigned its rights to this property for $1.0 million and retained a carried 15% working interest in future drilling of the prospect. A second well was drilled on the prospect in late 2007 which is now being tested.

China

• Production and Development

Our producing property in China is a 30-year production-sharing contract with China National Petroleum Corporation (“CNPC”), covering an area of 10,255 gross acres divided into three blocks in the Kongnan oilfield in Dagang, Hebei Province, China (the “Dagang field”). Under the contract, as operator, we fund 100% of the development costs to earn 82% of the net revenue from oil production until cost recovery, at which time our entitlement reverts to 49%. Our entire interest in the Dagang field will revert to CNPC at the end of the 20-year production phase of the contract or if we abandon the field earlier.

In January 2004, we negotiated farm-out and joint operating agreements with Richfirst Holdings Limited (“Richfirst”) a subsidiary of China International Trust and Investment Corporation (“CITIC”) whereby Richfirst paid $20.0 million to acquire a 40% working interest in the field after Chinese regulatory approvals, which were obtained in June 2004. The farm-out agreement provided Richfirst with the right to convert its working interest in the Dagang field into common shares in the Company at any time prior to eighteen months after closing the farm-out agreement. Richfirst elected to convert its 40% working interest in the Dagang field and in February 2006 we re-acquired Richfirst’s 40% working interest.

During 2001, we completed the pilot phase and in 2002 submitted the final draft of our Overall Development Plan (“ODP”) to the Chinese regulatory authorities for approval. Final government approval was obtained in April 2003, after which the development phase commenced in late 2003. We suspended drilling in late 2005 to allow for detailed evaluation of well productivity and production decline performance. By the end of 2006, we had drilled a total of 39 development wells, as compared to the estimated 115 wells set out in the approved ODP, and in the fourth quarter of 2006, we reached agreement with CNPC to reduce the overall scope of the ODP to approximately 44 wells through a modified ODP. This program included a further five development wells to be drilled in 2007. This program has been finalized and all five wells have been completed and placed on production. It is expected that commercial production will be declared in the fourth quarter of 2008 following conversion of an additional two wells to water injection for pressure maintenance.

We drilled the five new development wells in 2007 as compared to 2006 when we completed one well drilled in 2005, fracture stimulated 12 wells and re-completed 13 wells. Only a third of the net pay in each of the new five wells was completed and fracture stimulated in 2007. The remaining pay will be completed later. Due to the net pay being spread over hundreds of meters vertical depth, it is more effective to complete and fracture the productive intervals in stages. In addition, we have now relinquished three of the six blocks that were part of the ODP. The year-end 2007 gross production rate was 1,900 Bopd (290 Bopd resulting from the five new wells) compared to 1,877 Bopd at the end of 2006 and 2,310 Bopd at the end of 2005. We currently sell our crude oil at a three-month rolling average price of Cinta crude which historically averages approximately $3.00 per barrel less than West Texas Intermediate (“WTI”) price.

• Exploration

In November 2002, we received final Chinese regulatory approval for a 30-year production-sharing contract (the “Zitong Contract”), with CNPC for the Zitong block, which covers an area of approximately 900,000 acres in the Sichuan basin. Under the Zitong Contract, we agreed to conduct an exploration program on the Zitong block consisting of two phases, each three years in length. The first three-year period was ultimately extended to December 31, 2007. The parties will jointly participate in the development and production of any commercially viable deposits, with production rights limited to a maximum of the lesser of 30 years following the date of the Zitong Contract or 20 years of continuous production. In 2006, we farmed-out 10% of our working interest in the Zitong block to Mitsubishi Gas Chemical Company Inc. of Japan (“Mitsubishi”) for $4.0 million.

The Company now has completed the first phase under the Zitong Contract (“Phase 1”). This included reprocessing approximately 1,649 miles of existing 2D seismic data and acquiring approximately 705 miles of new 2D seismic data, and interpreting this data. This was followed by drilling two wells, totaling an aggregate of 22,293 feet. Both wells encountered expected reservoirs and gas was tested on the second well, but neither well demonstrated commercially viable flow rates and both have been suspended. The Company may elect to reenter these wells to stimulate or drill directionally in the future. In December 2007, the Company and Mitsubishi (the “Zitong Partners”) made a decision to enter into the next three-year exploration phase (“Phase 2”).

By electing to participate in Phase 2 the Zitong Partners must relinquish 30%, plus or minus 5%, of the Zitong block acreage and complete a minimum work program involving approximately 23,700 feet of drilling (including a Phase 1 shortfall), with estimated minimum expenditures for this program of $25.0 million. The Phase 2 seismic line acquisition commitment was fulfilled in the Phase 1 exploration program. The Zitong Partners plan to acquire additional seismic data in Phase 2. The partners have applied to CNPC to offset this additional seismic against the drilling commitment, reducing the required Phase 2 drilling footage requirement. The Zitong Partners plan to acquire the new seismic lines in 2008, commence drilling late in 2009 and complete drilling, completion and evaluation of this prospect in late 2010. The Zitong Partners must complete the minimum work program or will be obligated to pay to CNPC the cash equivalent of the deficiency in the work program for that exploration phase. Following the completion of Phase 2, the Zitong Partners must relinquish all of the remaining property except any areas identified for development and production. In the event of a discovery, the Zitong Partners believe it would be possible to negotiate to enter a Phase III and reduce the amount of land relinquishment to allow further exploration activities.

EMPLOYEES

As at December 31, 2007, we had 145 employees and consultants actively engaged in the business. None of our employees are unionized.

PRODUCTION, WELLS AND RELATED INFORMATION

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

	Average Sales Price			Average Operating Costs
	2007	2006	2005	2007	2006	2005

Crude Oil and Natural Gas ($/Boe)
U.S.	$61.71	$54.86	$44.01	$21.72	$19.54	$15.64
China	$64.86	$62.04	$49.97	$26.88	$20.58	$8.27

The following table sets forth the number of commercially productive wells (both producing wells and wells capable of production) in which we held a working interest at the end of each of the last three fiscal years. Gross wells are the total number of wells in which a working interest is owned and net wells are the sum of fractional working interests owned in gross wells.

	2007				2006					2005
	Oil Wells		Gas Wells		Oil Wells			Gas Wells		Oil Wells		Gas Wells
	Gross	Net	Gross	Net	Gross	Net		Gross	Net	Gross	Net	Gross	Net

U.S.	92	74.9	1	0.2	89	73.5		2	1.0	87	69.3	3	1.5
China	44	36.1	—	—	42	34.4	(1)	—	—	43	21.2	—	—

(1)	After giving effect to the 40% farm-in/out of Richfirst to the Dagang field.

The following two tables set forth, for each of the last three fiscal years, our participation in the completed drilling of net oil and gas wells:

Exploratory

	Productive Wells						Dry Wells
	2007		2006		2005		2007		2006			2005
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil		Gas	Oil	Gas

U.S.	—	—	—	—	1.5	0.2	—	—	0.6	(1)	—	—	1.8	(2)
China	—	—	—	—	—	—	—	0.9	—		—	—	1.0

Total	—	—	—	—	1.5	0.2	—	0.9	0.6		—	—	2.8

(1)	Includes 0.6 (1 gross) net exploratory wells drilled during 2005 which were determined to be dry in 2006.

(2)	Includes 0.8 net (2 gross) exploratory wells drilled during 2001, which were determined to be dry in 2005.

Development

	Productive Wells						Dry Wells
	2007		2006		2005		2007		2006		2005
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas

U.S.	1.2	—	9.0	—	1.0	—	—	—	—	—	—	—
China	4.1	—	—	—	10.8	—	—	—	—	—	—	—

Total	5.3	—	9.0	—	11.8	—	—	—	—	—	—	—

Wells in Progress

At the end of 2007, 2006 and 2005 we had 4.3 (5 gross), 5.3 (6 gross) and 1.1 (3 gross) net wells, respectively, which were either in the process of drilling or suspended.

Acreage

The following table sets forth our holdings of developed and undeveloped oil and gas acreage as at December 31, 2007. Gross acres include the interest of others and net acres exclude the interests of others:

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net

U.S.	8,051	3,826	81,010	20,318
China(1)	3,169	2,599	886,869	794,252

(1)	The number of developed acres disclosed in respect of our China properties relates only to those portions of the field covered by our producing operations and does not include the remaining portions of the field previously developed by CNPC.

ITEM 1A.	RISK FACTORS

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

Our business is capital intensive and the advancement of either our HTLtm or GTL project development initiatives will require significant investments in property acquisitions and development activities. Since our revenues from existing operations are insufficient to fund the capital expenditures that will be required to implement our HTLtm and GTL project development initiatives, we will need to rely on external sources of financing to meet our capital requirements. We have, in the past, relied upon equity capital as our principal source of funding. We may seek to obtain the future funding we will need through debt and equity markets, through project participation arrangements with third parties or from the sale of existing assets, but we cannot assure you that we will be able to obtain additional funding when it is required and whether it will be available on commercially acceptable terms. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable project acquisition and development opportunities or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests. Our limited operating history may make it difficult to obtain future financing.

We might not successfully commercialize our technology, and commercial-scale HTLtm and GTL plants based on our technology may never be successfully constructed or operated.

No commercial-scale HTLtm or GTL plant based on our technology has been constructed to date and we may never succeed in doing so. Other developers of competing heavy oil upgrading and gas-to-liquids technologies may have significantly more financial resources than we do and may be able to use this to obtain a competitive advantage. Success in commercializing our HTLtm and GTL technologies depends on our ability to economically design, construct and operate commercial-scale plants and a variety of factors, many of which are outside our control. We currently have insufficient resources to manage the financing, design, construction or operation of commercial-scale HTLtm or GTL plants, and we may not be successful in doing so.

Our efforts to commercialize our HTLtm Technology may give rise to claims of infringement upon the patents or proprietary rights of others.

We own a license to use the HTLtm Technology that we are seeking to commercialize but we may not become aware of claims of infringement upon the patents or rights of others in this technology until after we have made a substantial investment in the development and commercialization of projects utilizing it. Third parties may claim that the technology infringes upon past, present or future patented technologies. Legal actions could be brought against the licensor and us claiming damages and seeking an injunction that would prevent us from testing or commercializing the technology. If an infringement action were successful, in addition to potential liability for damages, we and our licensors could be required to obtain a claiming party’s license in order to continue to test or commercialize the technology. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing or commercializing the technology. We may have to expend substantial resources in litigation defending against the infringement claims of others. Many possible claimants, such as the major energy companies that have or may be developing proprietary heavy oil upgrading technologies competitive with our technology, may have significantly more resources to spend on litigation.

Technological advances could significantly decrease the cost of upgrading heavy oil and, if we are unable to adopt or incorporate technological advances into our operations, our HTLtm Technology could become uncompetitive or obsolete.

We expect that technological advances in the processes and procedures for upgrading heavy oil and bitumen into lighter, less viscous products will continue to occur. It is possible that those advances could make the processes and procedures, which are integral to the HTLtm Technology that we are seeking to commercialize, less efficient or cause the upgraded product being produced to be of a lesser quality. These advances could also allow competitors to produce upgraded products at a lower cost than that at which our HTLtm Technology is able to produce such products. If we are unable to adopt or incorporate technological advances, our production methods and processes could be less efficient than those of our competitors, which could cause our HTLtm Technology facilities to become uncompetitive.

The development of alternate sources of energy could lower the demand for our HTLtm Technology.

In addition, alternative sources of energy are continually under development. Alternative energy sources that can reduce reliance on oil and bitumen may be developed, which may decrease the demand for our HTLtm Technology upgraded product. It is also possible that technological advances in engine design and performance could reduce the use of oil and bitumen, which would lower the demand for such products.

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

The amount of borrowings available to us under our bank credit facilities are determined by reference to borrowing bases. The amounts of our borrowing bases are established by our lenders and are primarily functions of the quantity and value of our reserves. Our borrowing bases are re-determined at least twice a year to take into account changes in our reserve base and prevailing commodity prices. Commodity prices can affect both the value as well as the quantity of our reserves for borrowing base purposes as certain reserves may not be economic at lower price levels. Consequently, the amounts of borrowings available to us under our bank credit facilities could be adversely affected by extended periods of low commodity prices.

Our ability to sell assets and replace revenues generated from any sale of our existing properties depends upon market conditions and numerous uncertainties.

During 2006, we were involved in negotiations for a business combination transaction involving our China assets that, if completed, would have resulted in our China assets being owned and operated by a separate publicly traded company. Although the transaction was not completed, we continue to explore opportunities to generate capital for the ongoing development of our core HTLtm business, which may involve the sale of some or all of our exploration, development and production assets in China and the U.S. There can be no assurance that we will sell any such assets nor that any such sale, if and when made, will generate sufficient capital for the ongoing development of our core HTLtm business, which will require the acquisition of one or more properties hosting deposits of heavy oil. Our operating revenues and cash flows would likely decrease significantly following the sale of any material portion of our existing producing assets and would likely remain at lower levels until we were able to replace the lost production with production from new properties.

We may be required to take write-downs if oil prices decline, our estimated development costs increase or our exploration results deteriorate.

We may be required under generally accepted accounting principles in Canada and the U.S. to write down the carrying value of our properties if oil prices decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. See “Critical Accounting Principles and Estimates — Impairment of Proved Oil and Gas Properties” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

We describe our current exploration and development plans in this Annual Report. Whether we ultimately implement our plans will depend on availability and cost of capital; receipt of HTLtm Technology process test results, additional seismic data or reprocessed existing data; current and projected oil or gas prices; costs and availability of drilling rigs and other equipment, supplies and personnel; success or failure of activities in similar areas; changes in estimates of project completion costs; our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks and decisions of our joint working interest owners.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments from the SEC staff regarding our periodic or current reports filed under the Act.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NASDAQ Capital Market and the Toronto Stock Exchange. The high and low sale prices of our common shares as reported on the NASDAQ and Toronto Stock Exchange for each quarter during the past two years are as follows:

NASDAQ CAPITAL MARKET (IVAN)
(U.S.$)

	2007				2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

High	2.45	2.25	2.65	2.16	1.65	2.43	2.96	3.27
Low	1.43	1.77	1.67	1.19	1.18	1.40	2.26	1.25

TORONTO STOCK EXCHANGE (IE)
(CDN$)

	2007				2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

High	2.33	2.36	2.99	2.53	1.89	2.72	3.31	3.75
Low	1.43	1.88	1.84	1.40	1.36	1.59	2.50	1.44

On December 31, 2007, the closing prices for our common shares were $1.56 on the NASDAQ Capital Market and Cdn.$1.55 on the Toronto Stock Exchange.

Exemptions from Certain NASDAQ Marketplace Rules

NASDAQ’s Marketplace Rules permit foreign private issuers to follow home country practices in lieu of the requirements of certain Marketplace Rules, including the requirement that a majority of an issuer’s board of directors be comprised of independent directors determined on the basis of prescribed independence criteria and the requirement that an issuer’s independent directors have regularly scheduled meetings at which only independent directors are present.

Applicable Canadian rules pertaining to corporate governance require us to disclose in our management proxy circular, on an annual basis, our corporate governance practices, including whether or not a majority of our board of directors is comprised of independent directors, based on prescribed independence criteria, which differ slightly from the criteria prescribed in the NASDAQ Marketplace Rules and whether or not our independent directors hold regularly scheduled meetings at which only independent directors are present. Although applicable Canadian rules pertaining to corporate governance make reference, as part of a series of non-prescriptive corporate governance guidelines based on what are perceived to be “best practices”, to the desirability of:

•	a board comprised of a majority of independent directors, and

•	independent directors holding regularly scheduled meetings at which only independent directors are present,

there is no legal requirement in Canada that mandates a board comprised of a majority of independent directors or that independent directors hold regularly scheduled meetings at which only independent directors are present.

As of the date of this Annual Report on Form 10-K, our board of directors consists of 6 individuals who are independent and 6 individuals who are not independent, applying the criteria prescribed by applicable Canadian rules pertaining to corporate governance and the criteria prescribed by the NASDAQ Marketplace Rules. Our independent directors are A. Robert Abboud, Howard R. Balloch, J. Steven Rhodes, Robert A. Pirraglia, Brian Downey and Peter G. Meredith.

Effective as of the date of our next annual general meeting of shareholders (“AGM”) scheduled to be held on May 29, 2008, we plan to reduce the size of our board of directors from 12 directors to 7 directors by nominating only 7 individuals for election as directors at the AGM. See Item 10 “Directors, Executive Officers and Corporate Governance”. If all of the individuals we plan to nominate for election at the AGM are elected as directors, our board of directors will then consist of 5 individuals who are independent and 2 individuals who are not independent, applying the criteria prescribed by applicable Canadian rules pertaining to corporate governance and the criteria prescribed by the NASDAQ Marketplace Rules.

Our non-management directors hold regularly scheduled meetings at which only non-management directors are present but 3 of our non-management directors are not independent, applying the criteria prescribed by applicable Canadian rules pertaining to corporate governance and the criteria prescribed by the NASDAQ Marketplace Rules. If all of the individuals we plan to nominate for election at the AGM are elected as directors, one of our non-management directors will not be independent

Enforceability of Civil Liabilities

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

Holders of Common Shares

As at December 31, 2007, a total of 244,873,349 of our common shares were issued and outstanding and held by 227 holders of record with an estimated 36,130 additional shareholders whose shares were held for them in street name or nominee accounts.

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

There is no limitation imposed by the laws of Canada, the laws of the Yukon Territory, or our constating documents on the right of a non-resident to hold or vote our common shares, other than as provided in the Investment Canada Act (Canada) (the “Investment Act”), which generally prohibits a reviewable investment by an entity that is not a “Canadian”, as defined, unless after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian who is not a “WTO investor” (which includes governments of, or individuals who are nationals of, member states of the World Trade Organization and corporations and other entities which are controlled by them), at a time when we were not already controlled by a WTO investor, would be reviewable under the Investment Act under two circumstances. First, if it was an investment to acquire control (within the meaning of the Investment Act) and the value of our assets, as determined under Investment Act regulations, was Cdn.$5 million or more. Second, the investment would also be reviewable if an order for review was made by the federal cabinet of the Canadian government on the grounds that the investment related to Canada’s cultural heritage or national identity (as prescribed under the Investment Act), regardless of asset value. An investment in our common shares by a WTO investor, or by a non-Canadian at a time when we were already controlled by a WTO investor, would be reviewable under the Investment Act if it was an investment to acquire control and the value of our assets, as determined under Investment Act regulations, was not less than a specified amount, which for 2008 is Cdn.$295 million. The Investment Act provides detailed rules to determine if there has been an acquisition of control. For example, a non-Canadian would acquire control of us for the purposes of the Investment Act if the non-Canadian acquired a majority of our outstanding common shares. The acquisition of less than a majority, but one-third or more, of our common shares would be presumed to be an acquisition of control of us unless it could be established that, on the acquisition, we were not controlled in fact by the acquirer. An acquisition of control for the purposes of the Investment Act could also occur as a result of the acquisition by a non-Canadian of all or substantially all of our assets.

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

Securities Authorized for Issuance under Equity Compensation Plans

See table under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” set forth in Item 12 in this Annual Report on Form 10-K.

Performance Graph

See table under “Executive Compensation” set forth in Item 11 in this Annual Report on Form 10-K.

Sales of Unregistered Securities

During the year ended December 31, 2007, we issued securities, which were not registered under the Securities Act of 1933 (the “Act”), as follows:

•	in November 2007, we issued 2,000,000 common shares at a price of U.S.$2.00 to an institutional investor pursuant to the exercise of previously issued share purchase warrants in a transaction exempt from registration under Rule 903 of the Act.

During the year ended December 31, 2006, we issued securities, which were not registered under the Act, as follows:

•	in February 2006, we issued 8,591,434 shares in exchange for an additional 40% working interest in the Dagang field to CITIC in a transaction exempt from registration under Rule 903 of the Act;

•	in March 2006, we issued 100 common shares at a price of U.S.$3.20 to an institutional investor pursuant to the exercise of previously issued share purchase warrants in a transaction exempt from registration under Rule 903 of the Act;

•	in April 2006, we issued 11,400,000 special warrants at U.S.$2.23 per special warrant to institutional and individual investors in a transaction exempt from registration under Rule 903 of the Act. Each special warrant was exercised to acquire, for no additional consideration, one common share and one share purchase warrant following the issuance of a receipt for a prospectus by applicable Canadian securities regulatory authorities, which occurred in May 2006. Originally, one common share purchase warrant would entitle the holder to purchase one common share at a price of U.S.$2.63 exercisable until the fifth anniversary date of the special warrant date of issue. In September 2006 these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.

During the year ended December 31, 2005, we issued securities, which were not registered under the Act, as follows:

•	in February 2005, we issued a convertible promissory note in the principal amount of $6.0 million to an arm’s length lender in a transaction exempt from registration under Rule 903 of the Act. The principal amount and all accrued and unpaid interest was convertible into common shares of the Company at a price of U.S.$2.25 per common share. The conversion rights were not exercised and expired in November 2005;

•	in April 2005, we issued 4,100,000 special warrants at a price of Cdn.$3.10 per special warrant to institutional and individual investors in a transaction exempt from registration under Rule 903 of the Act. Each special warrant was exercised to acquire, for no additional consideration, one common share and one share purchase warrant following the issuance of a receipt for a prospectus by applicable Canadian securities regulatory authorities, which occurred in July 2005. One common-share purchase warrant will entitle the holder to purchase one common share at a price of Cdn.$3.50 exercisable until the second anniversary date of the special warrant date of issue;

•	in April 2005, we issued 29,999,886 common shares in exchange for all of the issued and outstanding common shares of Ensyn in a transaction exempt from registration under Section 3(a)(10) of the Act;

•	in May 2005, we issued a convertible promissory note in the principal amount of $2.0 million to an arm’s length lender in a transaction exempt from registration under Rule 903 of the Act. The principal amount and all accrued and unpaid interest was convertible into common shares of the Company at a price of U.S.$2.15 per common share. The conversion rights were not exercised and expired in November 2005;

•	in June 2005, we issued 1,500,000 common shares at a price of U.S.$1.10 to a Canadian institutional investor pursuant to the exercise of previously issued share purchase warrants in a transaction exempt from registration under Rule 903 of the Act;

•	in July 2005, we issued 1,000,000 special warrants at a price of Cdn.$3.10 per special warrant to an institutional investor in a transaction exempt from registration under Rule 903 of the Act. Each special warrant was exercised in November 2005 to acquire, for no additional consideration, one common share and one share purchase warrant. One common share purchase warrant will entitle the holder to purchase one common share at a price of Cdn.$3.50 exercisable until the second anniversary date of the special warrant date of issue;

•	in August 2005, we issued 1,500,000 common shares at a price of U.S.$1.10 to a Bahamian institutional investor pursuant to the exercise of previously issued share purchase warrants in a transaction exempt from registration under Rule 903 of the Act;

•	in September 2005, we issued 1,514,706 common shares at a price of U.S.$1.87 to a Bahamian institutional investor pursuant to the exercise of previously issued share purchase warrants in a transaction exempt from registration under Rule 903 of the Act;

•	in November 2005, we issued 2,000,000 common share purchase warrants to an arm’s length lender in a transaction exempt from registration under Rule 903 of the Act. Each common share purchase warrant is exercisable to purchase one common share of the Company at a price of U.S.$2.00 per common share at any time until November 2007; and

•	in November 2005, we issued 11,196,330 special warrants at U.S.$1.63 per special warrant to four individual investors in a transaction exempt from registration under Rule 903 of the Act. Each special warrant was exercised to acquire, for no additional consideration, one common share and one share purchase warrant following the issuance of a receipt for a prospectus by applicable Canadian securities regulatory authorities, which occurred in December 2005. One common share purchase warrant will entitle the holder to purchase one common share at a price of U.S.$2.50 exercisable until the second anniversary date of the special warrant date of issue.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from the accompanying financial statements, which form part of this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in Canada, which are not materially different from GAAP in the U.S. except as noted immediately below in “Reconciliation to U.S. GAAP”. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our financial statements in this Annual Report on Form 10-K.

The following table shows selected financial information for the years indicated:

	December 31
	2007		2006		2005		2004		2003
	(Stated in thousands of US dollars, except per share amounts)

Results of Operations
Revenues	33,517		48,100		29,939		17,997		9,659
Net loss	(39,207	)(1)	(25,492	)(1)	(13,512	)(1)	(20,725	)(1)	(30,179	)(1)
Net loss per share — basic and diluted	(0.16)		(0.11)		(0.07)		(0.12)		(0.20)
Financial Position
Total assets	236,916		248,544		240,877		118,486		106,574
Long-term debt	9,812		4,237		4,972		2,639		833
Shareholders’ equity	197,287		228,386		204,767		103,586		100,537
Common shares outstanding (in thousands)	244,873		241,216		220,779		169,665		161,359
Cash Flow
Cash provided (used) by operating activities	5,489		14,352		9,870		4,032		(1,522)
Capital investments	(31,638)		(17,842)		(43,282)		(46,454)		(15,391)

(1)	Includes asset write-downs and provisions for impairment of $6.1 million, $5.4 million, $5.6 million, $16.6 million and $23.3 million for 2007, 2006, 2005, 2004 and 2003, respectively. See Note 4 to our financial statements under Item 8 in this Annual Report on Form 10-K.

Reconciliation to U.S. GAAP

Our financial statements have been prepared in accordance with GAAP applicable in Canada, which differ in certain respects from those principles that we would have followed had our financial statements been prepared in accordance with GAAP in the U.S. The material differences between Canadian and U.S. GAAP, which affect our financial statements, are described in detail in Note 19 to our financial statements in this Annual Report on Form 10-K.

Had we followed U.S. GAAP certain selected financial information reported above, in accordance with Canadian GAAP, would have been reported as follows:

	December 31
	2007	2006	2005	2004	2003
	(Stated in thousands of US dollars, except per share amounts)

Results of Operations
Net loss	(27,392)	(42,422)	(12,106)	(19,696)	(27,086)
Net loss per share — basic and diluted	(0.11)	(0.18)	(0.06)	(0.12)	(0.18)
Financial Position
Total assets	216,655	216,365	224,935	105,791	94,024
Long-term debt	10,412	4,237	4,972	2,639	833
Shareholders’ equity	170,545	188,829	188,745	90,892	87,987
Cash Flow
Cash provided (used) by operating activities	11,501	13,340	5,042	2,222	(4,051)
Capital investments	(31,371)	(16,830)	(38,454)	(44,644)	(12,862)

(1)	Includes asset write-downs and provisions for impairment of $5.9 million, $23.5 million, $4.5 million, $15.0 million and $nil for 2007, 2006, 2005, 2004 and 2003, respectively. See Note 19 to our financial statements under Item 8 in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA (“GAAP”). THE IMPACT OF SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 19 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

Ivanhoe Energy’s proprietary, patented heavy oil upgrading technology upgrades the quality of heavy oil and bitumen by producing lighter, more valuable crude oil, along with by-product energy which can be used to generate steam or electricity. The HTLtm Technology has the potential to substantially improve the economics and transportation of heavy oil. There are significant quantities of heavy oil throughout the world that have not been developed, much of it stranded due to the lack of on-site energy, transportation issues, or poor heavy-light price differentials. In remote parts of the world, the considerable reduction in viscosity of the heavy oil through the HTLtm process will allow the oil to be transported economically over long distances. In addition to a dramatic improvement in oil quality, an HTLtm facility can yield large amounts of surplus energy for production of the steam and electricity used in heavy oil production. The thermal energy from the HTLtm process would provide heavy oil producers with an alternative to increasingly volatile prices for natural gas that now is widely used to generate steam. Yields of the low-viscosity, upgraded product are greater than 85% by volume, and high conversion of the heavy residual fraction is achieved. In addition to the liquid upgraded oil product, a small amount of valuable by-product gas is produced, and usable excess heat is generated from the by-product coke.

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

Executive Overview of 2007 Results

During the year, the value attributed to our reserves of oil and gas based on a standardized measure of discounted future cash flows increased by 43% to $92.9 million of which $49.6 million is in China and $43.3 million in the U.S. Although these values increased principally as a result of significant year-over-year increases in oil prices, several other factors affected the Company’s oil and gas activities for the year. Higher oil prices were offset by reduced production volumes, principally as a result of down-hole equipment issues in China and a lack of steaming equipment in the U.S. Both of these equipment issues have been resolved with a change in the supplier for certain equipment in China and the addition of a second steaming unit and the retrofit of an existing steaming unit in our California operation. In addition, total revenues decreased as a result of a $10.2 million increase in losses on derivative instruments that were required by the Company’s bank loan agreements. General and administrative costs and business and technology expenses increased as the Company continued to invest significant resources in the development and commercial deployment of its patented HTLtm heavy oil upgrading technology.

The following table sets forth certain selected consolidated data for the past three years:

	Year Ended December 31,
	2007	2006	2005

Oil and gas revenue	$43,635	$47,748	$29,800
Net loss	$(39,207)	$(25,492)	$(13,512)
Net loss per share	$(0.16)	$(0.11)	$(0.07)
Average production (Boe/d)	1,870	2,178	1,738
Net operating revenue per Boe	$38.56	$39.77	$34.99
Cash flow from operating activities	$5,489	$14,352	$9,870
Capital investments	$(31,638)	$(17,842)	$(43,282)

Financial Results — Year to Year Change in Net Loss

The following provides a summary analysis of our net loss for each of the three years ended December 31, 2007 and a summary of year-over-year variances for the year ended December 31, 2007 compared to 2006 and for the year ended December 31, 2006 compared to 2005:

		Favorable		Favorable
		(Unfavorable)		(Unfavorable)
	2007	Variances	2006	Variances	2005

Summary of Net Loss by Significant Components:
Oil and Gas Revenues:	$43,635		$47,748		$29,800
Production volumes		$(6,732)		$8,888
Oil and gas prices		2,619		9,060
Realized gain (loss) on derivative instruments	(1,647)	(1,716)	69	69	—
Operating costs	(17,319)	(1,186)	(16,133)	(8,530)	(7,603)
General and administrative, less stock based compensation	(9,372)	(1,724)	(7,648)	(60)	(7,588)
Business and technology development, less stock based compensation	(8,600)	(1,379)	(7,221)	(2,416)	(4,805)
Acquisition costs	—	736	(736)	(736)	—
Net interest	(312)	(283)	(29)	982	(1,011)
Unrealized loss on derivative instruments	(8,939)	(8,446)	(493)	(493)	—
Depletion and depreciation	(26,524)	6,026	(32,550)	(18,103)	(14,447)
Stock based compensation	(3,729)	(808)	(2,921)	(808)	(2,113)
Write-downs of HTLtm and GTL development costs	—	—	—	636	(636)
Impairment of oil and gas properties	(6,130)	(710)	(5,420)	(420)	(5,000)
Other	(270)	(112)	(158)	(49)	(109)

Net Loss	$(39,207)	$(13,715)	$(25,492)	$(11,980)	$(13,512)

Our net loss for 2007 was $39.2 million ($0.16 per share) compared to our net loss in 2006 of $25.5 million ($0.11 per share). The increase in our net loss from 2006 to 2007 of $13.7 million was due to decrease of $5.8 million in combined oil and gas revenues and realized loss on derivative instruments, an increase in operating costs of $1.2 million, a $3.1 million increase in general and administrative and business and technology development expenses excluding stock based compensation and an $8.4 million increase in unrealized loss on derivative instruments. These increases were partially offset by a $6.0 million decrease for depletion and depreciation.

Our net loss for 2006 was $25.5 million ($0.11 per share) compared to our net loss in 2005 of $13.5 million ($0.07 per share). The increase in our net loss from 2005 to 2006 of $12.0 million was due mainly to an $18.1 million increase in depletion and depreciation offset by an increase of $17.9 million in oil and gas revenues offset by an $8.5 million increase in operating costs and a $2.5 million increase in general and administrative and business and technology development expenses excluding stock based compensation.

Significant variances in our net losses are explained in the sections that follow.

Revenues and Operating Costs

The following is a comparison of changes in production volumes for the year ended December 31, 2007 when compared to the same period in 2006 and for the year ended December 31, 2006 when compared to the same period for 2005:

	Years Ended December 31,			Years Ended December 31,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2007	2006	Change	2006	2005	Change

China:
Dagang	464,206	554,185	(16)%	554,185	282,582	96%
Daqing	19,379	20,946	(7)%	20,946	32,236	(35)%

	483,585	575,131	(16)%	575,131	314,818	83%

U.S.:
South Midway	177,745	188,379	(6)%	188,379	196,428	(4)%
Spraberry	19,587	23,242	(16)%	23,242	27,940	(17)%
Others	1,513	8,309	(82)%	8,309	95,306	(91)%

	198,844	219,930	(10)%	219,930	319,674	(31)%

	682,429	795,061	(14)%	795,061	634,492	25%

Net production volumes in 2007 decreased 14% from 2006 due to a 16% decrease in production volumes in our China properties and a 10% decrease in our U.S. properties, resulting in decreased revenues of $6.7 million.

Net production volumes in 2006 increased 25% from 2005 due to an 83% increase in production volumes in our China properties offset by a 31% decrease in our U.S. properties, resulting in increased revenues of $8.9 million.

Oil and gas prices increased 6% per Boe in 2007 generating $2.6 million in additional revenue as compared to 2006. We realized an average of $64.86 per Boe from operations in China during 2007, which was an increase of $2.82 per Boe from 2006 prices and accounted for $1.3 million of our increase in revenues. From the U.S. operations, we realized an average of $61.71 per Boe during 2007, which was an increase of $6.85 per Boe and accounted for $1.3 million of our increased revenues. We expect crude oil prices and natural gas prices to remain volatile in 2008.

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

The increased revenues from oil and gas price increases in 2007 were offset by settlements from our costless collar derivative instruments. As benchmark prices rise above the ceiling price established in the contract the Company is required to settle monthly (see further details on these contracts below under “Unrealized Loss on Derivative Instruments”). The Company realized a net loss on these settlements in 2007 of $1.6 million, $1.3 million of which was from the U.S. segment, the balance from the China segment. This compares to a net gain in 2006 of $0.1 million on U.S. contracts.

Operating costs, including production taxes and engineering and support costs, for 2007 increased $5.09, or 25%, per Boe, when compared to 2006. These costs increased $8.29, or 69%, per Boe, for 2006 when compared to 2005. Operating costs in absolute terms for 2007 increased $1.2 million when compared to 2006 and these costs increased $8.5 million in 2006 when compared to 2005.

China

• Production Volumes 2007 vs. 2006

The December 31, 2007 exit production rate at Dagang was 1,900 Gross Bopd, compared to 1,877 Gross Bopd at the end of 2006. Normal field decline was offset by the production of 290 Gross Bopd from five new development wells completed and put on production in the second half of 2007. Overall, net production volumes decreased 16% at the Dagang field for 2007 as in addition to normal declines within the field, we incurred abnormal downtimes due to problems encountered with sub-surface equipment. We expect that these equipment issues have been resolved with a change in equipment suppliers. We expect that additional perforations, fracture stimulations and water flooding will help offset declines due to increasing water production in 2008. The expected production rates for 2008 will be similar to those averaged in 2007, but may be lower than the exit rate at December 31, 2007.

• Production Volumes 2006 vs. 2005

Net production volumes increased 96% at the Dagang field for 2006. As a result of the 2005 development program, oil production volume increased by 22% or by 61.7 Mboe in 2006 when compared to 2005. During 2005 we placed 22 new wells on production and fracture stimulated 13 wells in the northern block of this project and in 2006 we completed one well, fracture stimulated 12 wells and re-completed 13 wells. Additionally, volumes at the Dagang field increased in 2006 when compared to 2005 by 74% or 209.9 Mboe due to the re-acquisition of Richfirst’s 40% working interest in this project in February 2006. As at December 31, 2005, 39 wells were on production and producing 2,310 gross Bopd (1,080 net Bopd).

Our royalty percentage from the Daqing field was reduced from 4% to 2% in May 2005 when the operator of the properties reached payout of its investment. As a result, our share of production volumes decreased 35% for 2006 compared to the same period in 2005. In addition, production from the field is declining.

• Operating Costs 2007 vs. 2006

Operating costs in China, including engineering and support costs and Windfall Levy, increased 31% or $6.30 per Boe for 2007 when compared to 2006. Field operating costs increased $4.01 per Boe. In addition to the excessive down hole maintenance problems mentioned above, which resulted in increased workover and maintenance costs, increased power costs, additional operator salaries and higher supervision charges in relation to reduced volumes contributed to the increase. As more fully described below, beginning March 26, 2006 the China oil operations became subject to the Windfall Levy. This resulted in a $1.94 per Boe increase for 2007 partially as a result of the 2007 being the first full year of the Levy and partially due to higher oil prices. Engineering and support costs for 2007 increased by $0.35 per Boe or 46% as we continue to reduce the number of capital projects. We expect costs in 2008 to remain consistent on a per barrel basis as compared to 2007. Decreases resulting from one-time maintenance projects in 2007 and the ability to charge CNPC for its share of operating costs, expected to be mid-way through 2008 once we reach “commercial production”, will be offset by an increase in office costs allocated to operations as we continue to reduce the number of capital projects.

• Operating Costs 2006 vs. 2005

Operating costs in China, including engineering and support costs and Windfall Levy, increased 149% or $12.31 per Boe for 2006 when compared to 2005. Field operating costs increased due to high power costs, increased workover and maintenance costs, related supervision and increased treatment and processing fees attributable to higher water production rates. With the suspension of our drilling activity at our Dagang field in December 2005, a major portion of our Dagang field office costs, which were previously being capitalized, were expensed as part of our operating activities. Engineering and support costs increased due to a higher allocation of support to production as we reduced our capital activity in the Dagang field in 2006 when compared to 2005. The increase in production volume in 2006 due to the 2005 drilling program at the Dagang field, in relation to the level of support required to operate the field, results in the per Boe decrease for 2006 when compared to 2005.

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

U.S.

• Production Volumes 2007 vs. 2006

As at December 31, 2007, we were producing 517 gross Boe/d (496 net Boe/d) at South Midway compared to 590 gross Boe/d (543 net Boe/d) as at December 31, 2006. U.S. production volumes decreased 10% in 2007 when compared to 2006 mainly due to a decline in production at South Midway resulting from steam generator downtime during the second and third quarters, along with certain wells taken offline to be soaked and steamed once that steaming operation came back on line. The purchase of a second steam generator and the retrofit of an existing generator should allow for a full steaming program for 2008. As well, we expect the current drilling program at South Midway to offset natural declines within this field and to provide additional future drilling locations. In addition to the natural declines in production within our Spraberry field in West Texas, production was also hampered by a key producer being down for repairs in the third quarter. We expect that production at our Spraberry field will continue its modest declines.

• Production Volumes 2006 vs. 2005

U.S. production volumes decreased 31% in 2006 when compared to 2005 mainly as a result of the decline in production from the Knights Landing field which had been depleted to minimal levels at the end of 2005 and the sale of our Citrus property effective February 1, 2006.

In addition, our production at South Midway decreased 4% for 2006 primarily as a result of several wells in the southern expansion of South Midway being down while we made repairs to our steam facilities. Contributions from the two in-fill wells in the southern expansion and seven in-fill wells in the primary area of South Midway drilled and completed in the second half of 2006 were not a major impact until 2007. As at December 31, 2006, we were producing 590 gross Boe/d (543 net Boe/d) at South Midway compared to 536 gross Boe/d (499 net Boe/d) as at December 31, 2005.

• Operating Costs 2007 vs. 2006

Operating costs in the U.S., including engineering and support costs and production taxes, increased 11% or $2.18 per Boe for 2007 when compared to 2006. Field operating costs increased $0.97 per Boe due to increases to maintenance costs and workovers at Spraberry and steaming projects in the diatomite formation at North Salt Creek. These increases were somewhat offset due to a reduction in our South Midway steaming operations as we were in the process of replacing a steam generator, including purchasing and subsequent retro fit, which was completed and put on line in the third quarter. We also had our other steam generator down for repairs during the second quarter. In addition to this overall increase, engineering and support costs for 2007 increased by $1.11 per Boe mainly due to a higher allocation of support to production as capital activity decreased. We anticipate operating expense to increase in 2008 mainly as a result of the steaming operations at South Midway operating at full capacity versus a reduced capacity in 2007 due to the reasons described above. We expect the 2008 operating costs at Spraberry to be consistent with 2007. We are uncertain about the expected operating expenses at North Salt Creek as we are currently evaluating recent steam stimulation tests.

• Operating Costs 2006 vs. 2005

Operating costs in the U.S., including engineering and support costs and production taxes, in 2006 decreased $0.7 million in absolute terms from 2005. However, on a per Boe basis operating costs increased 25% or $3.90 per Boe in 2006 when compared to 2005. Field operating costs increased $3.00 per Boe for 2006 when compared to 2005, primarily resulting from increases in primary operating costs at South Midway due to several maintenance projects related to the processing facilities. Although costs in the South Midway steaming operations did not fluctuate significantly in absolute terms, they did make up a larger portion of the overall cost per Boe as production in other fields declined. Engineering support increased $0.58 per Boe for 2006, when compared to 2005 as the same level of support was required to operate the fields even though there was a decline in production. Production taxes were up $0.32 per Boe for 2006 when compared to 2005, largely as the result of an increase in ad valorem taxes at South Midway and our Spraberry field in West Texas.

* * *

Production and operating information including oil and gas revenue, operating costs and depletion, on a per Boe basis, from 2005 to 2007 are detailed below:

	Year Ended December 31,
	2007			2006			2005
	China	U.S.	Total	China	U.S.	Total	China	U.S.	Total

Net Production:
Boe	483,585	198,844	682,429	575,131	219,930	795,061	314,818	319,674	634,492
Boe/day for the year	1,325	545	1,870	1,576	603	2,178	863	876	1,738

	Per Boe			Per Boe			Per Boe
Oil and gas revenue	$64.86	$61.71	$63.94	$62.04	$54.86	$60.06	$49.97	$44.01	$46.97

Field operating costs	18.08	15.41	17.30	14.07	14.44	14.17	7.49	11.44	9.48
Production tax (U.S.) and Windfall Levy (China)	7.68	1.25	5.81	5.74	1.15	4.47	—	0.83	0.42
Engineering and support costs	1.12	5.06	2.27	0.77	3.95	1.65	0.78	3.37	2.08

	26.88	21.72	25.38	20.58	19.54	20.29	8.27	15.64	12.00

Net operating revenue	37.98	39.99	38.56	41.46	35.32	39.77	41.70	28.37	34.99
Depletion	39.73	29.38	36.71	40.57	24.23	36.05	29.77	15.53	22.60

Net revenue (loss) from operations	$(1.75)	$10.61	$1.85	$0.89	$11.09	$3.72	$11.93	$12.84	$12.39

General and Administrative

Our changes in general and administrative expenses, before and after considering increases in non-cash stock based compensation, for the year ended December 31, 2007 when compared to the same period for 2006 and for the year ended December 31, 2006 when compared to the same period for 2005 were as follows:

	2007 vs	2006 vs
	2006	2005

Favorable (unfavorable) variances:
Oil and Gas Activities:
China	$(705)	$739
U.S.	(342)	(498)
Corporate	(849)	(892)

	(1,896)	(651)
Less: stock based compensation	172	591

	$(1,724)	$(60)

• General and Administrative 2007 vs. 2006

China

General and administrative expenses related to the China operations increased $0.7 million for 2007 mainly due to a decrease in allocations to capital investments as a result of fewer capital projects in 2007 when compared to 2006.

U.S.

General and administrative expenses related to U.S. operations increased $0.3 million in 2007. Allocations to capital investments and operations decreased $0.9 million as a result of less capital activity for 2007 when compared to 2006 and discretionary bonuses paid in 2007. This increase in expense was offset by a decrease of $0.5 million for salaries and benefits, which was a result of reallocation of resources to HTLtm activities beginning in the second half of 2006 and continuing through all of 2007.

Corporate

General and administrative costs related to Corporate activities increased $0.8 million for 2007 when compared to 2006. The increase for 2007 was due to a $1.4 million increase in salaries and benefits partially resulting from discretionary bonuses paid in 2007, the addition of new executives mid way through 2006, and other key personnel added in 2007. This increase was offset by a decrease in outside legal costs of $0.2 million, a decrease in professional fees incurred to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) in the amount of $0.1 million and a $0.3 million decrease for a one time charge in 2006 for the write off of the deferred loan costs on the convertible loan that was paid by way of the issuance of common shares in the April 2006 private placement.

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

Corporate

General and administrative costs related to Corporate activities increased $0.9 million for 2006 when compared to 2005. The increase for 2006 was due to a $0.4 million increase in salaries and benefits (a $0.8 million increase in stock based compensation offset by a decrease of $0.3 million for bonuses accrued in 2005), a $0.2 million increase in outside legal costs, a $0.3 million increase in financial consulting, a $0.5 million increase in corporate governance costs and a $0.3 million increase for a one time charge in 2006 for the write off of the deferred loan costs on the convertible loan that was paid by way of the issuance of common shares in the April 2006 private placement. These increases were offset by a $0.7 million decrease in reduced professional fees incurred to comply with the provisions of Section 404 of SOX as a portion of the 2004 SOX review was performed in the first quarter of 2005. In addition, 2006 costs for SOX were lower as there were no start up costs that we experienced in 2005.

Business and Technology Development

Our changes in business and technology development, before and after considering increases in non-cash stock based compensation, for the year ended December 31, 2007 when compared to the same period for 2006 and for the year ended December 31, 2006 when compared to the same period for 2005 were as follows:

	2007 vs	2006 vs
	2006	2005

Favorable (unfavorable) variances:
HTLtm	$(2,630)	$(2,506)
GTL	615	(127)

	(2,015)	(2,633)
Less: stock based compensation	636	217

	$(1,379)	$(2,416)

• Business and Technology Development 2007 vs. 2006

Business and technology development expenses increased $2.0 million in 2007 compared to 2006 as we continued to focus on business and technology development activities related to HTLtm opportunities. The overall increase in HTLtm related to salaries and benefits was $1.4 million. In addition to a reallocation of resources (see G&A explanations above) to HTLtm, and 2007 discretionary bonuses, key personnel were added to this segment throughout 2007 as the Company develops its commercialization program for its technology. This increase was partially offset by an increased $0.5 million allocation to capital investments. This segment also increased as a result of $0.3 million higher operating costs at the CDF. Operating expenses of the CDF to develop and identify improvements in the application of the HTLtm Technology are a part of our business and technology development activities. This increase was in part the result of several heavy oil upgrading runs in the first and second quarters of 2007, including a key Athabasca bitumen test run. The Company will use the information derived from the Athabasca bitumen test run for the design and development of full-scale commercial projects in Western Canada. In addition, the HTLtm segment increased $0.4 million as a result of higher outside engineering fees and legal fees related to patents and $0.6 million due to a shift in resources from GTL. The remainder of the increase is related to consulting fees and travel costs to develop opportunities for our HTLtm Technology. We expect a decrease in CDF operating expenses in 2008 when compared to 2007 as we have now fulfilled the primary technical objectives of the CDF.

• Business and Technology Development 2006 vs. 2005

As in 2005 most of the focus of our business and technology development activities was on HTLtm opportunities. Operating expenses of the CDF to develop and identify improvements in the application of the HTLtm Technology are expensed as part of our business and technology development activities and contributed $1.1 million to the increase in business and technology development for HTLtm activities in 2006. Part of this increase was due to the CDF operating for a full year in 2006 versus a partial year in 2005. In addition contract services, including engineering work related to CDF processing runs and legal fees related to patents, increased $0.7 million in 2006. The remainder of the increase is related to consulting fees and travel costs to develop opportunities for our HTLtm Technology.

Write-off of Deferred Acquisition Costs

In February 2006, the Company signed a non-binding memorandum of understanding regarding a proposed merger of Sunwing with China Mineral Acquisition Corporation (“CMA”), a U.S. public corporation. In May 2006 the parties entered a definitive agreement for the transaction. CMA’s bylaws stipulated that if the transaction was not completed by August 31, 2006 CMA would be required to dissolve and distribute its assets (substantially all of which was cash) to its shareholders. CMA requested, but was unable to obtain, an extension of this deadline from its shareholders. Since the transaction could not be completed by the August 31 deadline, the definitive agreement was terminated and the Company wrote off deferred acquisition costs previously capitalized in the amount of $0.7 million. There were no such costs in 2007 or 2005.

Net Interest

• Net Interest 2007 vs. 2006

Interest expense was higher in 2007 when compared to 2006 partially due to an additional draw down on our U.S. loan and the funding of a new loan for China. These higher amounts were offset by a decrease related to the early pay off of the term note (see 2006 vs. 2005 analysis below). In addition, interest income decreased by $0.3 million as average cash balances were lower throughout 2007 when compared to 2006.

• Net Interest 2006 vs. 2005

In 2005, we borrowed the full amount of a $6.0 million stand-by loan facility, which we arranged in 2004, and amended the loan agreement to provide the lender the right to convert unpaid principal and interest during the loan term to the Company’s common shares. We finalized a second 8% convertible loan agreement with the same lender for $2.0 million. In the fourth quarter of 2005, these two convertible loans totaling $8.0 million were exchanged for a $4.0 million term note. This term note was paid off early in the second quarter of 2006. The reduction in interest and financing costs resulting from the reduction in these loans from year to year was $0.8 million. In addition, interest income increased by $0.6 million as average cash balances were significantly higher throughout 2006 when compared to 2005. These favorable increases were offset by a $0.4 million increase in interest and financing costs related to the note with CITIC. This note was part of the consideration for the re-acquisition of the 40% interest in the Dagang field.

Unrealized Loss on Derivative Instruments

As a result of a requirement of the Company’s lenders, the Company entered into costless collar derivatives to minimize variability in its cash flow from the sale of approximately 75% of the Company’s estimated production from its South Midway Property in California and Spraberry Property in West Texas over a two-year period starting November 2006 and a six-month period starting November 2008. The derivatives have a ceiling price of $65.20, and $70.08, per barrel and a floor price of $63.20, and $65.00, per barrel, respectively, using WTI as the index traded on the NYMEX. Also as a result of a requirement of the Company’s lenders, the Company entered into a costless collar derivative to minimize variability in its cash flow from the sale of approximately 50% of the Company’s estimated production from its Dagang field in China over a three-year period starting September 2007. This derivative has a ceiling price of $84.50 per barrel and a floor price of $55.00 per barrel using the WTI as the index traded on the NYMEX.

The Company is required to account for these contracts using mark-to-market accounting. As forecasted benchmark prices exceed the ceiling prices set in the contract, the contracts have negative value or a liability. These benchmark prices reached record highs in 2007. For the year ended December 31, 2007, the Company had $4.2 million unrealized losses in its U.S. segment and $4.6 million unrealized losses in its China segment on these derivative transactions. The $0.5 million unrealized loss for 2006 was related to the U.S. segment.

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

• Depletion and Depreciation 2007 vs. 2006

Depletion and depreciation decreased $6.0 million in 2007, partially due to reduced depletion of $3.6 million. The overall reduction in depletion was mainly the result of lower production rates which resulted in a decrease in depletion of $4.2 million for 2007. This decrease was somewhat offset by a higher depletion rate of $36.71 per Boe which resulted in additional depletion expense of $0.6 million. Reduced depreciation of the CDF as a result of a longer depreciation period also contributed to the overall decrease in depletion and depreciation in the amount of $2.4 million for 2007.

China

Decreases in production volumes in China resulted in a decrease in depletion expense of $3.7 million for 2007 when compared to 2006.

China’s depletion rate decreased $0.86 per Boe to $39.73 for 2007 when compared to 2006, resulting in a $0.4 million decrease in depletion expense. The decrease in the rates from year to year was mainly due to a $5.4 million ceiling test write down in the fourth quarter of 2006. This decrease was somewhat offset by an increase to the depletable pool in the fourth quarter of 2007 for the impairment of the drilling costs associated with the second exploration well in the Zitong Block.

U.S.

The U.S. depletion rate for 2007 was $29.38 per Boe compared to $24.23 per Boe for 2006, an increase of $5.15 per Boe resulting in a $1.0 million increase in depletion expense. This increase was mainly due to the 2006 fourth quarter impairment of certain properties, including North Yowlumne, LAK Ranch and Catfish Creek, resulting in $4.8 million of those costs being included with our proved properties and therefore subject to depletion. In addition, the capital spending we incurred in 2007 was related to facilities, versus drilling, and therefore did not correspondingly increase our reserve base.

Additionally, decreases in production volumes in the U.S. accounted for $0.5 million of the decrease in depletion expense for 2007.

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

U.S.

The U.S. depletion rate for 2006 was $24.23 per Boe compared to $15.53 per Boe for 2005, an increase of $8.70 per Boe resulting in a $1.9 million increase in depletion expense. This increase was mainly due to the impairment of the remaining cost of our Northwest Lost Hills #1-22 exploration well as at December 31, 2005, resulting in $8.9 million of those costs being included with our proved properties and therefore subject to depletion commencing in the first quarter of 2006. In addition, the impairment of other properties in December 2006, including Yowlumne, LAK Ranch and Catfish Creek, resulted in $4.8 million of those costs being included with our proved properties and therefore subject to depletion commencing in the fourth quarter of 2006. Increases in revisions to reserve estimates at December 31, 2006, mainly at South Midway, slightly offset the additional costs being added to the pool. Production volume decreases in the U.S. resulted in a $1.6 million decrease in our depletion expense for 2006.

HTLtm

The CDF was in a commissioning phase as at December 31, 2005 and, as such, had not been depreciated as at December 31, 2005. The commissioning phase ended in January 2006 and the CDF was placed into service. In 2006 $3.8 million of depreciation was recorded for the CDF.

Write-Down of HTLtm and GTL Development Costs

As discussed below in this Item 7 in “Critical Accounting Principles and Estimates — Research and Development”, for Canadian GAAP we capitalize technical and commercial feasibility costs incurred for HTLtm or GTL projects, including studies for the marketability of the projects’ products, subsequent to executing an MOU. If no definitive agreement is reached, then the capitalized costs, which are deemed to have no future value, are written down to our results of operations with a corresponding reduction in our investments in HTLtm and GTL assets. For U.S. GAAP, all such costs are expensed as incurred.

In 2007 and 2006, we had no write downs for our HTLtm and GTL projects. This compares to the write down of $0.3 million related to our GTL project in Bolivia and $0.3 million related to our MOU with Ecopetrol for a heavy crude project in Colombia in 2005.

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

• Impairment of Oil and Gas Properties 2007 vs. 2006

We impaired our China oil and gas properties by $6.1 million in 2007, compared to $5.4 million in 2006. The 2007 impairment was mainly the result of impairing our costs incurred in the Zitong block due to an unsuccessful second exploration well resulting in those costs of $17.6 million being included with the carrying value of proved properties for the ceiling test calculation.

• Impairment of Oil and Gas Properties 2006 vs. 2005

We impaired our China oil and gas properties by $5.4 million in 2006, compared to $5.0 million in 2005. The 2006 impairment was mainly the result of increased operating costs of the Dagang field, including costs of the Windfall Levy established in March 2006.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

Our net cash and cash equivalents decreased by $2.5 million for the year ended December 31, 2007 compared to an increase of $7.2 million for 2006 and a decrease of $2.6 million for 2005.

• Operating Activities

Our operating activities provided $5.5 million in cash for the year ended December 31, 2007 compared to $14.4 million and $9.9 million for the same periods in 2006 and 2005. The decrease in cash from operating activities for the year ended December 31, 2007 was mainly due to a decrease in net production volumes of 14% offset by an increase in oil and gas prices of 6%, net of realized loss on derivative instruments associated with oil and gas operations. In addition, increases to operating costs, general and administrative and business and technology development expenses also reduced operating cash flows. The increases in cash from operating activities for the year ended December 31, 2006 was mainly due to an increase in net production volumes of 25% and an increase in oil and gas prices of 28%. The increase in net revenues for the year ended December 31, 2006 was partially offset by an increase of $2.5 million in general and administrative and business and technology development expenses, excluding stock based compensation for the year ended December 31, 2006 when compared to the same period in 2005.

• Investing Activities

Our investing activities used $22.3 million in cash for the year ended December 31, 2007 compared to $25.6 million for the same period in 2006. For 2007 we increased our capital asset expenditures by $13.8 million mainly the result of increased exploration expenditures at our Zitong project of $9.1 million and increased development expenditures for new drilling at our Dagang project of $5.3 million. Capital spending related to HTLtm increased by $2.7 million as expenditures for the FTF increased by $3.9 million but were offset by decreased expenditures of $1.2 million for the CDF. An offset to the increase in capital expenditures was the receipt of a payment of $9.0 million received from INPEX as payment for the Company’s past costs related to its Iraq project and HTLtm Technology development costs. This amount was offset by a decrease in cash inflows from asset sales of $1.0 million in the U.S. in 2007, compared to $6.0 million for the same period in 2006. In addition in 2006 we used $11.5 million more cash for investing activities related to changes in working capital items as we significantly reduced capital program accounts payable in our China operation.

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

• Financing Activities

Financing activities for the year ended December 31, 2007 consisted of three draws totaling $13.0 million ($12.4 million net of financing costs) on two separate loan facilities. This increase in borrowings was offset by scheduled debt payments of $2.5 million. In 2006 we repaid notes in the amount of $5.5 million prior to maturity, made scheduled repayments of long-term debt of $3.2 million offset by an initial draw on a bank loan facility of $1.5 million ($1.3 million net of financing costs). Financing activities in 2007 also consisted of $4.0 million received from the exercise of warrants compared to 2006 when there were no warrants exercised but there was a $25.3 million private placement of common shares.

Our financing activities provided $18.4 million in cash for year ended December 31, 2006 compared to $38.6 million of cash provided by financing activities for the year ended December 31, 2005. The $20.2 million decrease in cash from financing activities is mainly due to a $7.1 million decrease in cash from private placements and exercises of warrants and options in addition to a $13.7 million decrease in net debt financing.

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

Outlook for 2008

Our 2007 capital program budget ranges from approximately $15 million to $20 million and will encompass both continuing development of our existing producing oil and gas properties to maximize near-term cash flow and to further the development and deployment of our proprietary HTLtm oil upgrading technology. Management’s plans include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to meet its capital investment and operating objectives. The Company intends to utilize revenue from existing operations to fund the continuing transition of the Company to a heavy oil exploration, production and upgrading company and non-heavy oil related investments in our portfolio will be leveraged or monetized to capture value and provide maximum return for the Company. No assurances can be given that we will be able to enter into one or more alternative business alliances with other parties or raise additional capital. If we are unable to enter into such business alliances or obtain adequate additional financing, we will be required to curtail our operations, which may include the sale of assets.

Contractual Obligations and Commitments

The table below summarizes and cross-references the contractual obligations and commitments that are reflected in our consolidated balance sheets and/or disclosed in the accompanying Notes:

	Payments Due by Year
	Total	2008	2009	2010	2011	After 2011
	(Stated in thousands of U.S. dollars)

Consolidated Balance Sheets:
Long term debt — current portion	$6,729	$6,729	$—	$—	$—	$—
Long term debt	9,812	—	412	9,400	—	—
Asset retirement obligation	2,218	—	754	—	—	1,464
Long term obligation	1,900	—	1,900	—	—	—
Other Commitments:
Interest payable(1)	3,517	1,511	1,129	877	—	—
Lease commitments	3,536	1,136	907	788	565	140
Zitong exploration commitment	22,500	4,500	9,000	9,000	—	—

Total	$50,212	$13,876	$14,102	$20,065	$565	$1,604

(1)	This is the estimated future interest payments on our long term debt using the rates of interest in effect as at December 31, 2007, including accretion of discount.

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

Full Cost Accounting — We follow Accounting Guideline 16 “Oil and Gas Accounting — Full Cost” (“AcG 16”) in accounting for our oil and gas properties. Under the full cost method of accounting, all exploration and development costs associated with lease and royalty interest acquisition, geological and geophysical activities, carrying charges for unproved properties, drilling both successful and unsuccessful wells, gathering and production facilities and equipment, financing, administrative costs directly related to capital projects and asset retirement costs are capitalized on a country-by-country cost center basis. As at December 31, 2007, the carrying values of our U.S. and China cost centers were $34.0 million and $62.8 million, respectively.

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

Reserve estimates are critical to many accounting estimates and financial decisions including:

•	determining whether or not an exploratory well has found economically recoverable reserves. Such determinations involve the commitment of additional capital to develop the field based on current estimates of production forecasts, prices and other economic conditions.

•	calculating our unit-of-production depletion rates. Proved reserves are used to determine rates that are applied to each unit-of-production in calculating our depletion expense. In 2007, oil and gas depletion of $25.1 million was recorded in depletion and depreciation expense. If our reserve estimates changed by 10%, our depletion and depreciation expense for 2007 would have changed by approximately $2.6 million assuming no other changes to our reserve profile. See “Depletion” below.

•	assessing our proved oil and gas properties for impairment on a quarterly basis. Estimated future net cash flows used to assess impairment of our oil and gas properties are determined using proved and probable reserves[1] See “Impairment of Proved Oil and Gas Properties” below.

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

Depletion — As indicated previously, our estimate of proved reserves are critical to calculating our unit-of-production depletion rates.

Another critical factor affecting our depletion rate is our determination that an impairment of unproved oil and gas properties has occurred. Costs incurred on an unproved oil and gas property are excluded from the depletion rate calculation until it is determined whether proved reserves are attributable to an unproved oil and gas property or upon determination that an unproved oil and gas property has been impaired. An unproved oil and gas property would likely be impaired if, for example, a dry hole has been drilled and there are no firm plans to continue drilling on the property. Also, the likelihood of partial or total impairment of a property increases as the expiration of the lease term approaches and there are no plans to drill on the property or to extend the term of the lease. We assess each of our unproved oil and gas properties for impairment on a quarterly basis. If we determine that an unproved oil and gas property has been totally or partially impaired we include all or a portion of the accumulated costs incurred for that unproved oil and gas property in the calculation of our unit-of — production depletion rate. As at December 31, 2007, we had $4.4 million and $3.3 million of costs incurred on unproved oil and gas properties in the U.S. and China, respectively.

Our depletion rate is also affected by our estimates of future costs to develop the proved reserves. We estimate future development costs using quoted prices, historical costs and trends. It is difficult to predict prices for materials and services required to develop a field particularly over a period of years with rising oil and gas prices during which

1 “Proved” oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic recoverability is supported by either actual production or a conclusive formation test. “Probable” reserves are those additional reserves that are less likely to be recovered than proved reserves. It is equally likely that the actual remaining quantities recovered will be greater or less than the sum of estimated proved plus probable reserves.

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

For Canadian GAAP, AcG 16 requires recognition and measurement processes to assess impairment of oil and gas properties (“ceiling test”). In the recognition of an impairment, the carrying value(1) of a cost center is compared to the undiscounted future net cash flows of that cost center’s proved reserves using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. If the carrying value is greater than the value of the undiscounted future net cash flows of the proved reserves plus the cost of unproved properties excluded from the depletion calculation, then the amount of the cost center’s potential impairment must be measured. A cost center’s impairment loss is measured by the amount its carrying value exceeds the discounted future net cash flows of its proved and probable reserves using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation and which contain no probable reserves. The net cash flows of a cost center’s proved and probable reserves are discounted using a risk-free interest rate adjusted for political and economic risk on a country-by-country basis. The amount of the impairment loss is recognized as a charge to the results of operations and a reduction in the net carrying amount of a cost center’s oil and gas properties. We provided for $6.1 million, $5.4 million and $5.0 million in a ceiling test impairment for our China cost center for the years ended December 31, 2007, 2006 and 2005, respectively.

For U.S. GAAP, we follow the requirements of the SEC’s Regulation S-X Article 4-10(c)4 for determining the limitation of capitalized costs. Accordingly, the carrying value2 of a cost center’s oil and gas properties cannot exceed the future net cash flows, discounted at 10%, of its proved reserves using period-end oil and gas prices and costs plus (i) the cost of properties that have been excluded from the depletion calculation and (ii) the lower of cost or estimated fair value of unproved properties included in the depletion calculation less (iii) income tax effects related to differences between the book and tax basis of the properties. The amount of the impairment loss is recognized as a charge to the results of operations and a reduction in the net carrying amount of a cost center’s oil and gas properties. We provided for nil, $7.6 million and $2.8 million in ceiling test impairments for our U.S. cost center for the years ended December 31, 2007, 2006 and 2005, respectively, and $5.9 million, $15.9 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005 for our China cost center.

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

2 For Canadian GAAP, the carrying value includes all capitalized costs for each cost center, including costs associated with asset retirement net of estimated salvage values, unproved properties and major development projects, less accumulated depletion and ceiling test impairments. This is essentially the same definition according to U.S. GAAP, under Regulation S-X, except that the carrying value of assets should be net of deferred income taxes and costs of major development projects are to be considered separately for purposes of the ceiling test calculation.

For U.S. GAAP, we follow SFAS No. 143, “Accounting for Asset Retirement Obligations” which conforms in all material respects with Canadian GAAP.

Research and Development — We incur various expenses in the pursuit of HTLTM and GTL projects, including HTLtm Technology for heavy oil processing, throughout the world. For Canadian GAAP, such expenses incurred prior to signing an MOU, or similar agreements, are considered to be business and technology development expenses and are charged to the results of operations as incurred. Upon executing an MOU to determine the technical and commercial feasibility of a project, including studies for the marketability of the projects’ products, we assess that the feasibility and related costs incurred have potential future value, are probable of leading to a definitive agreement for the exploitation of proved reserves and should be capitalized. If no definitive agreement is reached, then the capitalized costs, which are deemed to have no future value, are written down to our results of operations with a corresponding reduction in our investments in HTLtm or GTL assets. For the years ended December 31, 2007, 2006 and 2005, we wrote down nil, nil and $0.6 million, respectively, of capitalized negotiation and feasibility costs associated with our HTLtm and GTL projects which did not result in definitive agreements.

Additionally, we incur costs to develop, enhance and identify improvements in the application of the HTLtm and GTL technologies we license or own. We follow CICA Section 3450 “Research and Development Costs” in accounting for the development costs of equipment and facilities acquired or constructed for such purposes. Development costs are capitalized and amortized over the expected economic life of the equipment or facilities commencing with the start up of commercial operations for which the equipment or facilities are intended. We review the recoverability of such capitalized development costs annually, or as changes in circumstances indicate the development costs might be impaired, through an evaluation of the expected future discounted cash flows from the associated projects. If the carrying value of such capitalized development costs exceeds the expected future discounted cash flows, the excess is written down to the results of operations with a corresponding reduction in the investments in HTLtm and GTL assets.

Costs incurred in the operation of equipment and facilities used to develop or enhance HTLtm and GTL technologies prior to commencing commercial operations are business and technology development expenses and are charged to the results of operations in the period incurred.

For U.S. GAAP, we follow SFAS No. 2, “Research and Development”. As with Canadian GAAP, costs of equipment or facilities that are acquired or constructed for research and development activities are capitalized as tangible assets and amortized over the expected economic life of the equipment or facilities commencing with the start up of commercial operations for which the equipment or facilities are intended. However, for U.S. GAAP such facilities must have alternative future uses to be capitalized. As with Canadian GAAP, expenses incurred in the operation of research and development equipment or facilities prior to commencing commercial operations are business and technology development expenses and are charged to the results of operations in the period incurred. The major difference for U.S. GAAP purposes is that feasibility, marketing and related costs incurred prior to executing a definitive agreement are considered to be research and development costs and are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, we expensed $0.3 million, $1.0 million and $4.8 million, respectively, of feasibility, marketing and related costs incurred prior to executing definitive agreements.

Intangible Assets — Our intangible assets consists of the underlying value of an exclusive, irrevocable license to deploy, worldwide, the RTPtm Process for petroleum applications (HTLtm Technology) as well as the exclusive right to deploy the RTPtm Process in all applications other than biomass and a master license from Syntroleum permitting us to use the Syntroleum Process in an unlimited number of projects around the world. For Canadian GAAP, we follow CICA Section 3062 “Goodwill and Other Intangible Assets” whereby intangible assets, acquired individually or with a group of other assets, are initially recognized and measured at cost. Intangible assets with finite lives are amortized over their useful lives whereas intangible assets with indefinite useful lives are not amortized unless it is subsequently determined to have a finite useful life. Intangible assets are reviewed annually for impairment, or when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. If the carrying value of an intangible asset exceeds its fair value or expected future discounted cash flows, the excess is written down to the results of operations with a corresponding reduction in the carrying value of the intangible asset. The HTLtm Technology and the Syntroleum GTL master license have finite lives, which correlate with the useful lives of the facilities we expect to develop that will use the technologies. The amount of the carrying value of the technologies we assign to each facility will be amortized to earnings on a basis related to the operations of the facility from the date on which the facility is placed into service. We evaluate the carrying values of the HTLTM Technology and the Syntroleum GTL master license annually, or as changes in circumstances indicate the intangible assets might be impaired, based on an assessment of its fair market value.

For U.S. GAAP, we follow SFAS No. 142, “Goodwill and Other Intangible Assets” which conforms in all material respects with Canadian GAAP.

2007 Accounting Changes

On January 1, 2007 we adopted six new accounting standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook Section 1506 “Accounting Changes” (“S.1506”), Handbook Section 1530 “Comprehensive Income” (“S.1530”), Handbook Section 3251 “Equity” (“S.3251”), Handbook Section 3855 “Financial Instruments — Recognition and Measurement” (“S.3855”), Handbook Section 3861 “Financial Instruments — Disclosure and Presentation” (“S.3861”) and Handbook Section 3865 “Hedges” (“S.3865”). The Company has adopted the new standards on January 1, 2007 in accordance with the transitional provision in each respective section. Comparative figures have not been restated.

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

S.1530 introduces Comprehensive Income, which consists of Net Income and Other Comprehensive Income (“OCI”). OCI represents changes in Shareholder’s Equity during a period arising from transactions and other events with non-owner sources. There was no material impact on adoption of this Section; there is no difference between the Net Loss presented in the accompanying statement of operations.

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

Financial assets

The Company’s financial assets are comprised of cash and cash equivalents, accounts receivable, advances and other long-term assets. These financial assets are classified as loans and receivables or held for trading financial assets as appropriate. The classification of financial assets is determined at initial recognition. When financial assets are recognized initially, they are measured at fair value, normally being the transaction price. Transaction costs for all financial assets are expensed as incurred.

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

Loans and receivables are non-derivative financial assets with fixed or determinable payments. Accounts receivable, advances and certain other assets have been classified as loans and receivables. Such assets are carried at amortized cost, as the time value of money is not significant. Gains and losses are recognized in income when the loans and receivables are derecognized or impaired.

The Company assesses at each balance sheet date whether a financial asset carried at cost is impaired. If there is objective evidence that an impairment loss exists, the amount of the loss is measured as the difference between the carrying amount of the asset and its fair value. The carrying amount of the asset is reduced with the amount of the loss recognized in earnings.

Financial liabilities

Financial liabilities are classified as held for trading financial liabilities or other financial liabilities as appropriate. Financial liabilities include accounts payable and accrued liabilities, derivative financial instruments, credit facilities and long term debt. The classification of financial liabilities is determined at initial recognition.

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

Impact of New and Pending Canadian GAAP Accounting Standards

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3064, “Goodwill and Intangible assets,” replacing Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. Various changes have been made to other sections of the CICA Handbook for consistency purposes. The new Section will be applicable to financial statements relating to fiscal years beginning on or after October 1, 2008. Accordingly, the Company will adopt the new standards for its fiscal year beginning January 1, 2009. It establishes standards for the recognition, measurement, presentation and disclosure of goodwill subsequent to its initial recognition and of intangible assets by profit-oriented enterprises. Standards concerning goodwill are unchanged from the standards included in the previous Section 3062. The Company is currently evaluating the impact of the adoption of this new Section on its consolidated financial statements.

In December 2006, the CICA approved Handbook Section 1535 “Capital Disclosures” (“S.1535”), Handbook Section 3862 “Financial Instruments — Disclosures” (“S.3862”), and Handbook Section 3863 “Financial Instruments — Presentation” (“S.3863”). S.1535 establishes standards for disclosing information about an entity’s capital and how it is managed. The objective of S.3862 is to require entities to provide disclosures in their financial statements that enable users to evaluate both the significance of financial instruments for the entity’s financial position and performance; and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The purpose of S.3863 is to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. These Sections apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007 and the latter two will replace S.3861. Management will adopt these new disclosure requirements in the first quarter of 2008.

Convergence of Canadian GAAP with International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board (AcSB) ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards over a transitional period. The AcSB has developed and published a detailed implementation plan, with a changeover date for fiscal years beginning on or after January 1, 2011. This convergence initiative is in its early stages as of the date of these annual financial statements. Management has commenced a program of analyzing the Company’s historical financial information in order to assess the impact of the convergence on its financial statements.

Impact of New and Pending U.S. GAAP Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority)

interests in subsidiaries in the same way — as equity in the consolidated financial statements. Management is currently evaluating the impact of the adoption of these new standards on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” (“SFAS No. 159”). The statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as those changes occur. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has concluded that the requirements of this recent statement will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, for some entities the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. Management has concluded that the requirements of this recent statement will not have a material impact on its financial statements.

Off Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.

Related Party Transactions

The Company has entered into agreements with a number of entities, which are related through common directors or shareholders, to provide administrative or technical personnel, office space or facilities. The Company is billed on a cost recovery basis. The costs incurred in the normal course of business with respect to the above arrangements amounted to $3.3 million, $3.0 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. As at December 31, 2007 and 2006, amounts included in accounts payable under these arrangements were $0.2 million and $0.3 million, respectively.

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

Environmental Regulations

Our conventional oil and gas and HTLtm operations are subject to various levels of government laws and regulations relating to the protection of the environment in the countries in which they operate. We believe that our operations comply in all material respects with applicable environmental laws.

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

China continues to develop and implement more stringent national environmental protection regulations and standards for different industries. Projects are currently monitored by provincial and local governments based on the approved standards specified in the environmental impact statement prepared for individual projects.

Environmental Provisions

As at December 31, 2007, a $1.5 million provision has been made for future site restoration and plugging and abandonment of wells in the U.S. and $0.7 million for the removal of the CDF and restoration of the Aera site occupied by the CDF. The future cost of these obligations is estimated at $3.9 million and $0.7 million for the U.S. wells and CDF, respectively. We do not make such a provision for our oil and gas operations in China, as there is no obligation on our part to contribute to the future cost to abandon the field and restore the site. During 2007, our provision for future site restoration and plugging and abandonment of U.S. wells stayed constant and we increased our provision for the CDF by $0.2 million.

Government Regulations

Our business is subject to certain U.S. and Chinese federal, state and local laws and regulations relating to the exploration for, and development, production and marketing of, crude oil and natural gas, as well as environmental and safety matters. In addition, the Chinese government regulates various aspects of foreign company operations in China. Such laws and regulations have generally become more stringent in recent years both in the U.S. and China, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, we are not able to predict the ultimate cost of compliance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas business, including equity market risk, commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practicable.

NON-TRADING

Equity Market Risks

We currently have limited production in the U.S. and China, which have not generated sufficient cash from operations to fund our exploration and development activities. Historically, we have relied on the equity markets as the primary source of capital to fund our expansion and growth opportunities. Based on our current plans, we estimate that we will need approximately $15.0 to $20.0 million to fund our capital investment programs for 2008.

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

Commodity Price Risk

Commodity price risk related to crude oil prices is one of our most significant market risk exposures. Crude oil prices and quality differentials are influenced by worldwide factors such as OPEC actions, political events and supply and demand fundamentals. To a lesser extent we are also exposed to natural gas price movements. Natural gas prices are generally influenced by oil prices, North American supply and demand and local market conditions. Based on the Company’s 2008 estimated worldwide crude oil production levels, a $1.00/Bbl change in the price of oil, would increase or decrease net income and cash from operations for 2008 by $0.3 million. Based on the Company’s 2008 estimated natural gas production levels and consumption levels in its oil operations, a $0.50/Mcf increase in the price of natural gas would decrease our net income and cash from operations for 2008 by $0.1 million and a $0.50/Mcf decrease in the price would have the opposite effect on our net income and cash from operations.

We periodically engage in the use of derivatives to minimize variability in our cash flow from operations and currently have costless collar contracts put in place as part of our bank loan facilities. The Company entered into costless collar derivatives to minimize variability in its cash flow from the sale of approximately 75% of the Company’s estimated production from its South Midway Property in California and Spraberry Property in West Texas over a two-year period starting November 2006 and a six-month period starting November 2008. The derivatives had a ceiling price of $65.20, and $70.08, per barrel and a floor price of $63.20, and $65.00, per barrel, respectively, using WTI as the index traded on the NYMEX. The Company also entered into a costless collar derivative to minimize variability in its cash flow from the sale of approximately 50% of the Company’s estimated production from its Dagang field in China over a three-year period starting September 2007. This derivative had a ceiling price of $84.50 per barrel and a floor price of $55.00 per barrel using WTI as the index traded on the NYMEX. See Note 13 to the Consolidated Financial Statements.

On December 31, 2007, the Company’s open positions on the derivatives mentioned above had a fair value of $9.4 million. A 10% increase in oil prices would increase the fair value by approximately $4.9 million, while a 10% decrease in prices would reduce the fair value by approximately $4.0 million. The fair value change assumes volatility based on prevailing market parameters at December 31, 2007.

Decreases in oil and natural gas prices would negatively impact our results of operations as a direct result of a reduction in revenues but may also do so in the ceiling test calculation for the impairment of our oil and gas properties. On a quarterly basis, we compare the value of our proved and probable reserves, using estimated future oil and gas prices3, to the carrying value of our oil and gas properties. The ceiling test calculation is sensitive to oil and gas prices and in a period of declining prices could result in a charge to our results of operations as we experienced in 2001 when we recorded a $14.0 million provision for impairment for Canadian GAAP and an additional $10.0 million for U.S. GAAP mainly due to a decline in oil and gas prices. Decreases in oil and gas prices from those used in our ceiling test calculation as at December 31, 2007 as discussed above in “Critical Accounting Principles and Estimates — Impairment of Proved Oil and Gas Properties” may result in additional impairment provisions of our oil and gas properties.

Foreign Currency Rate Risk

In the international petroleum industry, most production is bought and sold in U.S. dollars or with reference to the U.S. dollar. Accordingly, we do not expect to face foreign exchange risks associated with our production revenues.

3 The recoverable value of probable reserves is included only for the measurement of the impairment of the carrying value of oil and gas properties as required under Canadian GAAP but not for U.S. GAAP. Additionally, U.S. GAAP requires the use of period end oil and gas prices to measure the amount of the impairment rather than estimated future oil and gas prices as required by Canadian GAAP. See ’Critical Accounting Principles and Estimates’ for the difference between Canadian and U.S. GAAP in calculating the impairment provision for oil and gas properties.

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The majority of the operating costs incurred in our Chinese operations are paid in Chinese renminbi. The majority of costs incurred in our administrative offices in Vancouver and Calgary, as well as some business development costs, are paid in Canadian dollars. Disbursement transactions denominated in Chinese renminbi and Canadian dollars are converted to U.S. dollar equivalents based on the exchange rate as of the transaction date. Foreign currency gains and losses also come about when monetary assets and liabilities denominated in foreign currencies are translated at the end of each month. The expected impact of a 5% strengthening or weakening of the Chinese renminbi, and Canadian dollar, as of December 31, 2007 on our 2008 net loss and cash flow is $1.2 million, and $0.4 million, respectively.

Interest Rate Risk

We currently have two separate bank loan facilities with fluctuating interest rates. We estimate that our net loss and cash from operations for 2008 would change $0.1 million for every 1% change in interest rates.

Credit Risk

The Company is exposed to credit risk with respect to its accounts receivable. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only established entities and reviewing its exposure to individual entities on a regular basis. Losses associated with credit risk have been immaterial for all years presented.

TRADING

We do not enter into contracts for trading or speculative purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had entered into such contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders
of Ivanhoe Energy Inc.:

We have audited the accompanying consolidated balance sheets of Ivanhoe Energy Inc. (the “Company”) as at December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Ivanhoe Energy Inc. as at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

(signed) “Deloitte & Touche LLP”
Independent Registered Chartered Accountants
Calgary, Canada
February 11, 2008

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s consolidated financial statements, such as the changes described in Note 2 to the financial statements. The standards of the Public Company Accounting Oversight Board (United States) also require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 2 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated February 11, 2008, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles or permit a reference to such conditions and events in the auditors’ report when the changes are properly accounted for and are adequately disclosed in the financial statements.

(signed) “Deloitte & Touche LLP”
Independent Registered Chartered Accountants
Calgary, Canada
February 11, 2008

IVANHOE ENERGY INC.

Consolidated Balance Sheets

	As at December 31,
	2007	2006
	(Stated in thousands of U.S. dollars, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$11,356	$13,879
Accounts receivable (Note 3)	9,376	7,435
Advance	825	—
Prepaid and other current assets	602	773

	22,159	22,087
Oil and gas properties and development costs, net (Note 4)	111,853	121,918
Intangible assets — technology (Note 5)	102,153	102,153
Long term assets	751	2,386

	$236,916	$248,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,538	$9,428
Debt — current portion (Note 6)	6,729	2,147
Derivative instruments (Note 13)	9,432	493

	25,699	12,068

Long term debt (Note 6)	9,812	4,237

Asset retirement obligations (Note 7)	2,218	1,953

Long term obligation (Note 8)	1,900	1,900

Commitments and contingencies (Note 8)
Going concern and basis of presentation (Note 2)
Shareholders’ Equity
Share capital, issued and outstanding 244,873,349 common shares; December 31, 2006 241,215,798 common shares	324,262	318,725
Purchase warrants (Note 9)	23,078	23,955
Contributed surplus	9,937	6,489
Accumulated deficit	(159,990)	(120,783)

	197,287	228,386

	$236,916	$248,544

(See accompanying Notes to the Consolidated Financial Statements)

Approved by the Board:

(signed) “David R. Martin”	(signed) “Brian Downey”
Director	Director

IVANHOE ENERGY INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2007	2006	2005
	(Stated in thousands of U.S. dollars, except share amounts)

Revenue
Oil and gas revenue (Note 3)	$43,635	$47,748	$29,800
Loss on derivative instruments (Note 13)	(10,587)	(424)	—
Interest income	469	776	139

	33,517	48,100	29,939

Expenses
Operating costs	17,319	16,133	7,603
General and administrative	12,076	10,180	9,529
Business and technology development	9,625	7,610	4,978
Depletion and depreciation	26,524	32,550	14,447
Interest expense and financing costs	1,050	963	1,258
Write off of deferred acquisition costs (Note 18)	—	736	—
Write-downs and provision for impairment (Note 4)	6,130	5,420	5,636

	72,724	73,592	43,451

Net Loss and Comprehensive Loss	$(39,207)	$(25,492)	$(13,512)

Net Loss per share — Basic and Diluted (Note 15)	$(0.16)	$(0.11)	$(0.07)

Weighted Average Number of Shares (in thousands)	242,362	235,640	195,803

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.

Consolidated Statements of Shareholders’ Equity

	Share Capital		Purchase	Contributed	Accumulated
	Shares	Amount	Warrants	Surplus	Deficit	Total
	(Thousands)
	(Stated in thousands of U.S. dollars, except share amounts)

Balance December 31, 2004	169,665	$183,617	$—	$1,748	$(81,779)	$103,586
Net loss and comprehensive loss	—	—	—	—	(13,512)	(13,512)
Shares and purchase warrants issued for:
Merger, net of share issue costs (Note 18)	30,000	74,907	—	—	—	74,907
Private placements, net of share issue costs (Note 9)	13,842	21,834	4,837	—	—	26,671
Refinance of convertible debt (Notes 6 and 9)	2,454	4,000	313	—	—	4,313
Exercise of purchase warrants (Note 9)	4,515	6,133	—	—	—	6,133
Exercise of options (Note 10)	111	156	—	(41)	—	115
Services	192	441	—	—	—	441
Compensation for stock option grants (Note 10)	—	—	—	2,113	—	2,113

Balance December 31, 2005	220,779	291,088	5,150	3,820	(95,291)	204,767
Net loss and comprehensive loss	—	—	—	—	(25,492)	(25,492)
Shares and purchase warrants issued for:
Acquisition of oil and gas assets (Note 18)	8,591	20,000	—	—	—	20,000
Private placements, net of share issue costs (Note 9)	11,400	6,493	18,805	—	—	25,298
Exercise of options (Note 10)	297	743	—	(252)	—	491
Services	149	401	—	—	—	401
Compensation for stock option grants (Note 10)	—	—	—	2,921	—	2,921

Balance December 31, 2006	241,216	318,725	23,955	6,489	(120,783)	228,386
Net loss and comprehensive loss					(39,207)	(39,207)
Shares issued for:
Exercise of purchase warrants (Note 9)	2,000	4,313	(313)	—	—	4,000
Exercise of options (Note 10)	1,231	431	—	(52)	—	379
Services	427	793	—	—	—	793
Expiry of purchase warrants (Note 9)	—	—	(564)	564	—	—
Compensation for stock option grants (Note 10)	—	—	—	2,936	—	2,936

Balance December 31, 2007	244,874	$324,262	$23,078	$9,937	$(159,990)	$197,287

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2007	2006	2005
	(Stated in thousands of U.S. Dollars)

Operating Activities
Net loss and comprehensive loss	$(39,207)	$(25,492)	$(13,512)
Items not requiring use of cash:
Depletion and depreciation	26,524	32,550	14,447
Write-downs and provision for impairment (Note 4)	6,130	5,420	5,636
Stock based compensation (Note 10)	3,729	2,921	2,113
Write off of deferred acquisition costs (Note 18)	—	736	—
Unrealized loss on derivative instruments (Note 13)	8,939	493	—
Write off of debt financing costs	—	—	857
Other	649	600	108
Abandonment costs settled (Note 7)	(792)	—	—
Changes in non-cash working capital items (Note 16)	(483)	(2,876)	221

	5,489	14,352	9,870

Investing Activities
Capital investments	(31,638)	(17,842)	(43,282)
Merger, net of working capital (Note 18)	—	—	(10,096)
Merger and acquisition related costs (Note 18)	—	(736)	(1,712)
Acquisition of joint venture interest (Note 18)	—	—	(6,750)
Proceeds from sale of assets (Note 4)	1,000	5,950	—
Recovery of HTLtm investments (Note 4)	9,000	—	—
Advance repayments (payments)	500	(125)	(1,200)
Other	28	(116)	(97)
Changes in non-cash working capital items (Note 16)	(1,177)	(12,708)	12,022

	(22,287)	(25,577)	(51,115)

Financing Activities
Shares issued on private placements, net of share issue costs (Note 9)	—	25,298	26,671
Proceeds from exercise of options and warrants (Notes 9 and 10)	4,379	491	6,248
Share issue costs on shares issued for Merger	—	—	(93)
Proceeds from debt obligations, net of financing costs (Note 6)	12,356	1,280	8,000
Repayments of debt obligations (Note 6)	(2,460)	(8,689)	(1,667)
Other	—	—	(512)

	14,275	18,380	38,647

Increase (decrease) in cash and cash equivalents, for the period	(2,523)	7,155	(2,598)
Cash and cash equivalents, beginning of year	13,879	6,724	9,322

Cash and cash equivalents, end of year	$11,356	$13,879	$6,724

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements
(all tabular amounts are expressed in thousands of U.S. Dollars, except share amounts)

1.	NATURE OF OPERATIONS

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe Energy”), a Canadian company, is an independent international heavy oil development and production company focused on pursuing long-term growth in its reserves and production. Ivanhoe Energy plans to utilize technologically innovative methods designed to significantly improve recovery of heavy oil resources, including the anticipated commercial application of the patented rapid thermal processing process (“RTPtm Process”) for heavy oil upgrading (“HTLtm Technology” or “HTLtm”) and enhanced oil recovery (“EOR”) techniques. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production (“E&P”) of oil and gas. Finally, the Company is exploring an opportunity to monetize stranded gas reserves through the application of the conversion of natural gas-to-liquids using a technology (“GTL Technology” or “GTL”) licensed from Syntroleum Corporation (“Syntroleum”). Our core operations are currently carried out in the United States and China.

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

In particular, the amounts recorded for depletion and depreciation of the oil and gas properties and accretion for asset retirement obligations are based on estimates of reserves and future costs. By their nature, these estimates, and those related to future cash flows used to assess impairment of oil and gas properties and development costs as well as intangible assets, are subject to measurement uncertainty and the impact on the financial statements of future periods could be material.

Going Concern and Basis of Presentation

The Company’s financial statements as at and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $39.2 million for the year ended December 31, 2007, and as at December 31, 2007, had an accumulated deficit of $160.0 million and negative working capital of $3.5 million. The Company currently anticipates incurring substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of these capital investment programs. Recovery of capitalized costs related to potential HTLTM and GTL projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. Management’s plans include alliances or other arrangements with entities with the resources to support the Company’s projects as well as project financing, debt and mezzanine financing or the sale of equity securities in order to generate sufficient resources to assure continuation of the Company’s operations and achieve its capital investment objectives. The Company intends to utilize revenue from existing operations to fund the transition of the Company to a heavy oil exploration, production and upgrading company and non-heavy oil related investments in our portfolio will be leveraged or monetized to capture value and provide maximum return for the Company. The outcome of these matters cannot be predicted with certainty at this time and therefore the Company may not be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Principles of Consolidation

These consolidated financial statements include the accounts of Ivanhoe Energy and its subsidiaries, all of which are wholly owned.

The Company conducts most exploration, development and production activities in its oil and gas business jointly with others. The Company’s accounts reflect only its proportionate interest in the assets and liabilities of these joint ventures.

All inter-company transactions and balances have been eliminated for the purposes of these consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar since it is the currency in which the worldwide petroleum business is denominated and the majority of our transactions occur in this currency. Monetary assets and liabilities denominated in foreign currencies are converted to the U.S. Dollar at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are converted to the U.S. Dollar at rates approximating exchange rates in effect at the time of the transactions. Exchange gains or losses resulting from the period-end translation of monetary assets and liabilities denominated in foreign currencies are reflected in the results of operations.

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

Depletion

The Company’s share of costs for proved oil and gas properties accumulated within each cost center, including a provision for future development costs, are depleted using the unit-of-production method over the life of the Company’s share of estimated remaining proved oil and gas reserves net of royalties. Costs incurred on an unproved oil and gas property are excluded from the depletion rate calculation until it is determined whether proved reserves are attributable to an unproved oil and gas property or upon determination that an unproved oil and gas property has been impaired. Natural gas reserves and production are converted to a barrels of oil equivalent using a generally recognized industry standard in which six thousand cubic feet of gas is equal to one barrel of oil. The conversion ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Impairment of Proved Oil and Gas Properties

In the recognition of an impairment, the carrying value of a cost center is compared to the undiscounted future net cash flows of that cost center’s proved reserves using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. If the carrying value is greater than the value of the undiscounted future net cash flows of the proved reserves plus the cost of unproved properties excluded from the depletion calculation, then the amount of the cost center’s potential impairment must be measured. A cost center’s impairment loss is measured by the amount its carrying value exceeds the discounted future net cash flows of its proved and probable reserves using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation and which contain no probable reserves. The net cash flows of a cost center’s proved and probable reserves are discounted using a risk-free interest rate adjusted for political and economic risk on a country-by-country basis. The amount of the impairment loss is recognized as a charge to the results of operations and a reduction in the net carrying amount of a cost center’s oil and gas properties. Unproved properties and major development projects are assessed on a quarterly basis for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to the carrying value of proved oil and gas properties.

Asset Retirement Costs

The Company measures the expected costs required to abandon its producing U.S. oil and gas properties and the HTLtm commercial demonstration facility (“CDF”) at a fair value which approximates the cost a third party would incur in performing the tasks necessary to abandon the field and restore the site. The fair value is recognized in the financial statements at the present value of expected future cash outflows to satisfy the obligation as a liability with a corresponding increase in the related asset. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) is recognized in the results of operations and included with interest expense. Actual costs incurred upon settlement of the obligation are charged against the obligation to the extent of the liability recorded. Any difference between the actual costs incurred upon settlement of the obligation and the recorded liability is recognized as a gain or loss in the carrying balance of the related capital asset in the period in which the settlement occurs.

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

Development Costs

The Company incurs various costs in the pursuit of HTLtm and GTL projects throughout the world. Such costs incurred prior to signing a memorandum of understanding (“MOU”), or similar agreements, are considered to be business and technology development and are expensed as incurred. Upon executing an MOU to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects products, the Company assesses that the feasibility and related costs incurred have potential future value, are probable of leading to a definitive agreement for the exploitation of proved reserves and should be capitalized. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down in the results of operations with a corresponding reduction in the carrying balance of the HTLtm and GTL development costs.

Additionally, the Company incurs costs to develop, enhance and identify improvements in the application of the HTLtm and GTL technologies it owns or licenses. The cost of equipment and facilities acquired, such as the

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

CDF, or construction costs for such purposes, are capitalized as development costs and amortized over the expected economic life of the equipment or facilities, commencing with the start up of commercial operations for which the equipment or facilities are intended. The CDF will be used to develop and identify improvements in the application of the HTLtm Technology by processing and testing heavy crude feedstock of prospective partners until such time as the CDF is sold, dismantled or redeployed.

The Company reviews the recoverability of such capitalized development costs annually, or as changes in circumstances indicate the development costs might be impaired, through an evaluation of the expected future discounted cash flows from the associated projects. If the carrying value of such capitalized development costs exceeds the expected future discounted cash flows, the excess is written down in the results of operations with a corresponding reduction in the carrying balance of the HTLtm and GTL development costs.

Costs incurred in the operation of equipment and facilities used to develop or enhance HTLtm and GTL technologies prior to commencing commercial operations are business and technology development expenses and are charged to the results of operations in the period incurred.

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

The Company owns intangible assets in the form of an exclusive, irrevocable license to employ the RTPtm Process for all applications other than biomass and a GTL master license from Syntroleum. The Company will assign the carrying value of the HTLtm Technology and the Syntroleum GTL master license to the number of facilities it expects to develop that will use the HTLtm Technology and the Syntroleum GTL process respectively. The amount of the carrying value of the technologies assigned to each HTLtm or GTL facility will be amortized to earnings on a basis related to the operations of the HTLtm or GTL facility from the date on which the facility is placed into service. The carrying value of the HTLtm Technology and the Syntroleum GTL master license are evaluated for impairment annually, or as changes in circumstances indicate the intangible assets might be impaired, based on an assessment of their fair market values.

Oil and Gas Revenue

Sales of crude oil and natural gas are recognized in the period in which the product is delivered to the customer. Oil and gas revenue represents the Company’s share and is recorded net of royalty payments to governments and other mineral interest owners.

In China, the Company conducts operations jointly with the government of China in accordance with a production-sharing contract. Under this contract, the Company pays both its share and the government’s share of operating and capital costs. The Company recovers the government’s share of these costs from future revenues or production over the life of the production-sharing contract. The government’s share of operating costs is recorded in operating expense when incurred and capital costs are recorded in oil and gas properties when incurred and expensed to depletion and depreciation in the year recovered.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

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

Stock Based Compensation

The Company has an Employees’ and Directors’ Equity Incentive Plan consisting of a stock option plan (See Note 10), a bonus plan and an employee share purchase plan. The Company accounts for equity-based compensation under this plan using the fair value based method of accounting for all stock options granted after January 1, 2002. Compensation costs are recognized in the results of operations over the periods in which the stock options vest for all stock options granted based on the fair value of the stock options at the date granted. The Company uses the Black-Scholes option-pricing model for determining the fair value of stock options issued at grant date. As of the date stock options are granted, the Company estimates a percentage of stock options issued to employees and directors it expects to be forfeited. Compensation costs are not recognized for stock option awards forfeited due to a failure to satisfy the service requirement for vesting. Compensation costs are adjusted for the actual amount of forfeitures in the period in which the stock options expire.

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

Derivative Activities

From time to time, the Company enters into derivative financial instruments to reduce price volatility and establish minimum prices for a portion of its oil and natural gas production and as well as a result of a requirement of the Company’s lenders. No contracts are entered into for trading or speculative purposes and the Company accounts for all financial derivative contacts based on the fair value method. Fair values are determined based on third-party statements for the amounts that would be paid or received to settle these instruments prior to maturity and recorded on the balance sheet with changes in the fair value recorded in the statement of operations as a gain or loss (See Note 13).

2007 Accounting Changes

On January 1, 2007 we adopted six new accounting standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook Section 1506 “Accounting Changes” (“S.1506”), Handbook Section 1530 “Comprehensive Income” (“S.1530”), Handbook Section 3251 “Equity” (“S.3251”), Handbook

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Section 3855 “Financial Instruments — Recognition and Measurement” (“S.3855”), Handbook Section 3861 “Financial Instruments — Disclosure and Presentation” (“S.3861”) and Handbook Section 3865 “Hedges” (“S.3865”). The Company has adopted the new standards on January 1, 2007 in accordance with the transitional provision in each respective section. Comparative figures have not been restated.

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

S.1530 introduces Comprehensive Income, which consists of Net Income and Other Comprehensive Income (“OCI”). OCI represents changes in Shareholder’s Equity during a period arising from transactions and other events with non-owner sources. There was no material impact on adoption of this Section; there is no difference between the Net Loss presented in the accompanying statement of operations.

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

Financial assets

The Company’s financial assets are comprised of cash and cash equivalents, accounts receivable, advances and other long-term assets. These financial assets are classified as loans and receivables or held for trading financial assets as appropriate. The classification of financial assets is determined at initial recognition. When financial assets are recognized initially, they are measured at fair value, normally being the transaction price. Transaction costs for all financial assets are expensed as incurred.

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

Loans and receivables are non-derivative financial assets with fixed or determinable payments. Accounts receivable, advances and certain other assets have been classified as loans and receivables. Such assets are carried at amortized cost, as the time value of money is not significant. Gains and losses are recognized in income when the loans and receivables are derecognized or impaired.

The Company assesses at each balance sheet date whether a financial asset carried at cost is impaired. If there is objective evidence that an impairment loss exists, the amount of the loss is measured as the difference between the carrying amount of the asset and its fair value. The carrying amount of the asset is reduced with the amount of the loss recognized in earnings.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Financial liabilities

Financial liabilities are classified as held for trading financial liabilities or other financial liabilities as appropriate. Financial liabilities include accounts payable and accrued liabilities, derivative financial instruments, credit facilities and long term debt. The classification of financial liabilities is determined at initial recognition.

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

Short term other financial liabilities are carried at cost as the time value of money is not significant. Accounts payable and accrued liabilities and credit facilities have been classified as short term other financial liabilities. Gains and losses are recognized in income when the short term other financial liability is derecognized or impaired. Transaction costs for short term other financial liabilities are expensed as incurred.

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

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Impact of New and Pending Canadian GAAP Accounting Standards

In February 2008, the CICA issued Handbook Section 3064, “Goodwill and Intangible assets,” (“S.3064”) replacing Handbook Section 3062, “Goodwill and Other Intangible Assets” (“S.3062”) and Handbook Section 3450, “Research and Development Costs”. Various changes have been made to other sections of the CICA Handbook for consistency purposes. S.3064 will be applicable to financial statements relating to fiscal years beginning on or after October 1, 2008. Accordingly, the Company will adopt the new standards for its fiscal year beginning January 1, 2009. It establishes standards for the recognition, measurement, presentation and disclosure of goodwill subsequent to its initial recognition and of intangible assets by profit-oriented enterprises. Standards concerning goodwill are unchanged from the standards included in the previous S.3062. The Company is currently evaluating the impact of the adoption of this new Section on its consolidated financial statements.

In December 2006, the CICA approved Handbook Section 1535 “Capital Disclosures” (“S.1535”), Handbook Section 3862 “Financial Instruments — Disclosures” (“S.3862”), and Handbook Section 3863 “Financial Instruments — Presentation” (“S.3863”). S.1535 establishes standards for disclosing information about an entity’s capital and how it is managed. The objective of S.3862 is to require entities to provide disclosures in their financial statements that enable users to evaluate both the significance of financial instruments for the entity’s financial position and performance; and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The purpose of S.3863 is to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. These Sections apply to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007 and the latter two will replace S.3861. Management will adopt these new disclosure requirements in the first quarter of 2008.

Convergence of Canadian GAAP with International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board (“AcSB”) ratified a strategic plan that will result in Canadian GAAP, as used by public companies, being converged with International Financial Reporting Standards over a transitional period. The AcSB has developed and published a detailed implementation plan, with a changeover date for fiscal years beginning on or after January 1, 2011. This convergence initiative is in its early stages as of the date of these annual financial statements. Management has commenced a program of analyzing the Company’s historical financial information in order to assess the impact of the convergence on its financial statements.

3.	CONCENTRATION OF CREDIT RISKS

The Company sells oil and natural gas products to pipelines, refineries, major oil companies and foreign national petroleum companies and is exposed to normal industry credit risks. Where possible, credit is extended based on an evaluation of the customer’s financial condition and historical payment record.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

The following summarizes the accounts receivable balances and revenues from significant customers:

	Accounts Receivable		Oil and Gas Revenue for the Year
	as at December 31,		Ended December 31,
	2007	2006	2007	2006	2005

U.S. Customers
A	$1,138	$776	$10,903	$10,351	$8,812
B	207	142	1,011	1,094	1,166
C	72	57	271	277	351
D	—	—	74	236	1,607
All others	27	17	11	107	2,133

	1,444	992	12,270	12,065	14,069
China Customer
A	6,564	5,572	31,365	35,683	15,731

	8,008	6,564	43,635	47,748	29,800
Receivables from partners	815	592	—	—	—
Other receivables	553	279	—	—	—

	$9,376	$7,435	$43,635	$47,748	$29,800

Accounts receivable as at December 31, 2007 and 2006 in the table above include $0.8 million and $0.6 million, respectively, of costs billed to joint venture partners where the Company is the operator and advances to partners for joint operations where the Company is not the operator.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

4.	OIL AND GAS PROPERTIES AND DEVELOPMENT COSTS

Capital assets categorized by segment are as follows:

	As at December 31, 2007
	Oil and Gas
	U.S.	China	HTLtm	GTL	Total

Oil and Gas Properties:
Proved	$107,040	$134,648	$—	$—	$241,688
Unproved	4,373	3,297	—	—	7,670

	111,413	137,945	—	—	249,358
Accumulated depletion	(27,091)	(58,583)	—	—	(85,674)
Accumulated provision for impairment	(50,350)	(16,550)	—	—	(66,900)

	33,972	62,812	—	—	96,784

HTLtm and GTL Development Costs:
Feasibility studies and other deferred costs	—	—	389	5,054	5,443
Feedstock test facility	—	—	4,724	—	4,724
Commercial demonstration facility	—	—	9,903	—	9,903
Accumulated depreciation	—	—	(5,159)	—	(5,159)

	—	—	9,857	5,054	14,911

Furniture and equipment	529	119	107	—	755
Accumulated depreciation	(449)	(77)	(71)	—	(597)

	80	42	36	—	158

	$34,052	$62,854	$9,893	$5,054	$111,853

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

	As at December 31, 2006
	Oil and Gas
	U.S.	China	HTLtm	GTL	Total

Oil and Gas Properties:
Proved	$102,884	$106,171	$—	$—	$209,055
Unproved	5,765	8,279	—	—	14,044

	108,649	114,450	—	—	223,099
Accumulated depletion	(21,249)	(39,372)	—	—	(60,621)
Accumulated provision for impairment	(50,350)	(10,420)	—	—	(60,770)

	37,050	64,658	—	—	101,708

HTLtm and GTL Development Costs:
Feasibility studies and other deferred costs	—	—	6,615	5,054	11,669
Feedstock test facility	—	—	405	—	405
Commercial demonstration facility	—	—	11,700	—	11,700
Accumulated depreciation	—	—	(3,789)	—	(3,789)

	—	—	14,931	5,054	19,985

Furniture and equipment Accumulated depreciation	530	115	80	—	725
	(414)	(56)	(30)	—	(500)

	116	59	50	—	225

	$37,166	$64,717	$14,981	$5,054	$121,918

Oil and Gas Properties

In 2007 the Company disposed of U.S. Oil and Gas Properties interests with proceeds totaling $1.0 million ($6.0 million in 2006). The sale proceeds were credited to the carrying value of its U.S. oil and gas properties as the sales did not significantly alter the depletion rate for the U.S. cost center.

Costs as at December 31, 2007 of $7.7 million ($14.0 million at December 31, 2006), related to unproved oil and gas properties have been excluded from costs subject to depletion and depreciation. Included in that same depletion calculation were $8.9 million for future development costs associated with proven undeveloped reserves as at December 31, 2007 ($11.0 million at December 31, 2006).

The Company performed a ceiling test calculation at December 31, 2007, 2006 and 2005 to assess the recoverable value of its U.S. Oil and Gas Properties. Based on this calculation, the present value of future net revenue from the Company’s proved plus probable reserves exceeded the carrying value of the Company’s U.S. Oil and Gas Properties. The Company performed this same calculation for its China Oil and Gas Properties at December 31, 2007, 2006 and 2005 resulting in an impairment of $6.1 million, $5.4 million and $5.0 million in each of those respective years.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Prices used in calculating the expected future cash flows were based on the following benchmark prices adjusted for gravity, transportation and other factors as required by sales agreements:

	As at December 31, 2007		As at December 31, 2006		As at December 31, 2005
	West Texas		West Texas		West Texas
	Intermediate	Henry Hub	Intermediate	Henry Hub	Intermediate	Henry Hub
	(per Bbl)	(per Mcf)	(per Bbl)	(per Mcf)	(per Bbl)	(per Mcf)

2006	NA	NA	NA	NA	$57.00	$10.50
2007	NA	NA	$62.00	$7.25	$55.00	$8.75
2008	$92.00	$7.50	$60.00	$7.50	$51.00	$7.50
2009	$88.00	$8.25	$58.00	$7.50	$48.00	$7.00
2010	$84.00	$8.25	$57.00	$7.50	$46.50	$6.75
2011	$82.00	$8.25	$57.00	$7.50	$45.00	$6.50
2012	$82.00	$8.25	$57.50	$7.75	$45.00	$6.50
2013	$82.00	$8.25	$58.50	$7.90	$46.00	$6.65
2014	$82.00	$8.45	$59.75	$8.05	$46.75	$6.75
2015	$82.00	$8.62	$61.00	$8.20	$47.75	$6.90
2016	$82.02	$8.79	$62.25	$8.40	$48.75	$7.05
2017	$83.66	$8.96	$63.50	$8.55	2% per year	2% per year
2018	2% per year	$9.14	2% per year	2% per year	2% per year	2% per year
Thereafter	2% per year	2% per year	2% per year	2% per year	2% per year	2% per year

Heavy- to-Light

In late 2004, the Company signed a memorandum of understanding with the Iraqi Ministry of Oil to evaluate a specific, large heavy oil field and its commercial development potential using Ivanhoe Energy’s HTLtm Technology. Since that time, the Company has carried out a detailed analysis and has generated data regarding the applicability of its HTLtm Technology for the development of the field.

In the first half of 2007, the Company and INPEX Corporation (“INPEX”), a Japanese oil and gas exploration and production company, signed an agreement to jointly pursue the opportunity to develop the above noted heavy oil field in Iraq. During the second quarter of 2007, INPEX paid $9.0 million to the Company as a contribution towards the Company’s past costs related to the project and certain costs related to the development of its HTLtm Technology. The payment was credited to the carrying value of its Iraq and CDF HTLtm Development Costs related to this project.

The agreement provides INPEX with a significant minority interest in the venture, with Ivanhoe Energy a majority interest. Both parties will participate in the pursuit of the opportunity but Ivanhoe will lead the discussions with the Iraqi Ministry of Oil. Should the Company and INPEX proceed with the development and deploy Ivanhoe Energy’s HTLtm Technology, certain technology fees would be payable to the Company by INPEX.

The CDF was in a commissioning phase as at December 31, 2005 and, as such, was not depreciated, nor impaired, for the year ended December 31, 2005. The commissioning phase ended in January 2006 and the CDF was placed into service and depreciated straight-line over its current useful life based on the existing term of an agreement with a third party oil and gas producer to use their property for the CDF site location. The end term of this agreement was extended in August 2006 from December 31, 2006 to December 31, 2008 and the useful life was prospectively extended to coincide with the new term of the agreement. There was no revenue associated with the CDF operations for the years ended December 31, 2007, 2006 and 2005.

For the year ended December 31, 2005, the Company wrote down $0.3 million (nil in 2007 and 2006) related to its HTLtm Development Costs which did not result in definitive agreements.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Gas-to-Liquids

For the years ended December 31, 2005, the Company wrote down $0.3 million (nil in 2007 and 2006), of capitalized costs associated with its GTL projects which did not result in definitive agreements.

5.	INTANGIBLE ASSETS — TECHNOLOGY

The Company’s intangible assets consist of the following:

HTLtm Technology

In the merger with the Ensyn Group, Inc. (“Ensyn”), (see Note 18) the Company acquired an exclusive, irrevocable license to deploy, worldwide, the RTPtm Process for petroleum applications as well as the exclusive right to deploy the RTPtm Process in all applications other than biomass. The Company’s carrying value of the HTLtm Technology as at December 31, 2007 and 2006 was $92.2 million.

Syntroleum GTL Master License

The Company owns a master license from Syntroleum permitting the Company to use Syntroleum’s proprietary GTL process in an unlimited number of projects around the world. The Company’s master license expires on the later of April 2015 or five years from the effective date of the last site license issued to the Company by Syntroleum. In respect of GTL projects in which both the Company and Syntroleum participate no additional license fees or royalties will be payable by the Company and Syntroleum will contribute, to any such project, the right to manufacture specialty and lubricant products. Both companies have the right to pursue GTL projects independently, but the Company would be required to pay the normal license fees and royalties in such projects. The Company’s carrying value of the Syntroleum GTL master license as at December 31, 2007 and 2006 was $10.0 million.

Recovery of capitalized costs related to potential HTLtm and GTL projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. These intangible assets were not amortized and their carrying values were not impaired for the years ended December 31, 2007, 2006 and 2005.

6.	LONG TERM DEBT

Notes payable consisted of the following as at:

	December 31,	December 31,
	2007	2006

Variable rate bank note, (7.83% — 8.48% at December 31, 2007), due 2008	$4,500	$1,500
Variable rate bank note (9.338% at December 31, 2007) due 2010	10,000	—
Non-interest bearing promissory note, due 2006 through 2009	2,876	5,336

	17,376	6,836

Less:
Unamortized discount	(139)	(452)
Unamortized deferred financing costs	(696)	—
Current maturities	(6,729)	(2,147)

	(7,564)	(2,599)

	$9,812	$4,237

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Bank Notes

In October 2006 the Company obtained a bank loan for a $15 million Senior Secured Revolving/Term Credit Facility with an initial borrowing base of $8 million. The facility is for two years, the first 18 months in the form of a revolver and at the end of 18 months, the then outstanding amount will convert into a six-month amortizing loan. Depending on the drawn amount, interest, at the Company’s option, will be either at 1.75% to 2.25%, above the bank’s base rate or 2.75% to 3.25% over the London Inter-Bank Offered Rate (“LIBOR”). The loan terms include the requirement for the Company to enter into two-year commodity derivative contracts (See Note 13) covering up to 14,700 Bbls per month of the Company’s production from its South Midway Property in California and Spraberry Property in West Texas. As part of reestablishing the borrowing base amount, the Company was required to enter into an additional commodity derivative contract (see Note 13). The facility is secured by a mortgage on both of these properties. The Company made an initial $1.5 million draw of this facility in October 2006 and a subsequent draw of $3.0 million in September 2007.

In September 2007 the Company obtained a bank loan for a $30 million Revolving/Term Credit Facility with an initial borrowing base of $10 million. The facility is a revolving facility with a three-year term with interest payable only during the term. Interest will be three-month LIBOR plus 3.75%. The loan terms include the requirement for the Company to enter into three-year commodity derivative contracts (See Note 13) covering up to 18,000 Bbls per month of the Company’s production from its Dagang field in China. The facility is secured by a pledge of collections from the Company’s monthly oil sales in China and by a pledge of shares of the Company’s Chinese subsidiaries. The Company made an initial $7.0 million draw of this facility in September 2007 and a subsequent draw of $3.0 million in December of 2007.

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

During 2005 the Company borrowed a total of $8.0 million under two separate convertible loan agreements with the same lender. In November 2005, the Company entered into an agreement with the lender of these two convertible loans to repay $4.0 million of the loans by issuing 2,453,988 common shares of the Company at $1.63 per share and to refinance the residual $4.0 million outstanding with a new $4.0 million promissory note due November 23, 2007 and bearing interest, payable monthly, at a rate of 8% per annum. The previously granted conversion rights attached to the two previously outstanding convertible loans were cancelled and the Company issued to the lender 2,000,000 purchase warrants, each of which entitled the holder to purchase one common share at a price of $2.00 per share until November 2007 (See Note 9). This note was repaid in April 2006.

Revolving Line of Credit

The Company has a revolving credit facility for up to $1.25 million from a related party, repayable with interest at U.S. prime plus 3%. The Company did not draw down any funds from this credit facility for the years ended December 31, 2007, 2006 and 2005.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

The scheduled maturities of the Company’s long term debt, excluding unamortized discount and unamortized deferred financing costs, as at December 31, 2007 were as follows:

2008	6,960
2009	416
2010	10,000

$17,376

Interest expense included in Interest Expense and Financing Costs in the statement of operations was $0.9 million for the year ended December 31, 2007 ($0.9 million for 2006 and $0.7 million for 2005).

7.	ASSET RETIREMENT OBLIGATIONS

The Company provides for the expected costs required to abandon its producing U.S. oil and gas properties and the CDF. The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at December 31, 2007 was estimated at $4.6 million. These payments are expected to be made over the next 30 years; with over half of the payments during 2020 to 2040. To calculate the present value of these obligations, the Company used an inflation rate of 3% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate of 6%. The changes in the Company’s liability for the two-year period ended December 31, 2007 were as follows:

	2007	2006

Carrying balance, beginning of year	$1,953	$1,780
Liabilities incurred	20	139
Liabilities settled	(792)	—
Accretion expense	119	86
Revisions in estimated cash flows	918	(52)

Carrying balance, end of year	$2,218	$1,953

8.	COMMITMENTS AND CONTINGENCIES

Zitong Block Exploration Commitment

At December 31, 2005, the Company held a 100% working interest in a thirty-year production-sharing contract with China National Petroleum Corporation (“CNPC”) in a contract area, known as the Zitong Block located in the northwestern portion of the Sichuan Basin. In January 2006, the Company farmed-out 10% of its working interest in the Zitong block to Mitsubishi Gas Chemical Company Inc. of Japan (“Mitsubishi”) for $4.0 million.

Under this production-sharing contract, the Company was obligated to conduct a minimum exploration program during the first three years ending December 1, 2005 (“Phase 1”). The Company was granted multiple extensions from PetroChina Company Ltd. (a subsidiary of CNPC who has been authorized by CNPC to act on their behalf in administering this contract) (“PetroChina”) extending Phase 1 to a final deadline of December 31, 2007. The Phase 1 work program included acquiring approximately 300 miles of new seismic lines, reprocessing approximately 1,250 miles of existing seismic lines and drilling a minimum of approximately 23,000 feet. The Company completed Phase 1 with a drilling shortfall of approximately 700 feet. The first Phase 1 exploration well drilled in 2005 was suspended, having found no commercial quantities of hydrocarbons. The second Phase 1 exploration well, which was completed and tested in the fourth quarter of 2007, was also suspended having found no commercial quantities of hydrocarbons. In December 2007, the Company and Mitsubishi (the “Zitong Partners”) made a decision to enter into the next three-year exploration phase (“Phase 2”). The shortfall in Phase I drilling will be carried over into Phase 2.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

By electing to participate in Phase 2 the Zitong Partners must relinquish 30%, plus or minus 5%, of the Zitong block acreage and complete a minimum work program involving the acquisition of approximately 200 miles of new seismic lines and approximately 23,700 feet of drilling (including the Phase 1 shortfall), with total estimated minimum expenditures for this program of $25.0 million. The Phase 2 seismic line acquisition commitment was fulfilled in the Phase 1 exploration program. The Zitong Partners plan to acquire additional seismic data in Phase 2. The partners have applied to CNPC to offset this additional seismic against the drilling commitment, reducing the required Phase 2 drilling footage requirement. The Zitong Partners plan to acquire the new seismic lines in 2008, commence drilling in 2009 and complete drilling, completion and evaluation of this prospect in 2010. The Zitong Partners must complete the minimum work program by the end of the Phase 2 period, December 31, 2010, or will be obligated to pay to CNPC the cash equivalent of the deficiency in the work program for that exploration phase. Following the completion of Phase 2, the Zitong Partners must relinquish all of the remaining property except any areas identified for development and production.

Long Term Obligation

As part of the Ensyn merger, the Company assumed an obligation to pay $1.9 million in the event, and at such time that, the sale of units incorporating the HTLtm Technology for petroleum applications reach a total of $100.0 million. This obligation was recorded in the Company’s consolidated balance sheet.

Income Taxes

The Company’s income tax filings are subject to audit by taxation authorities, which may result in the payment of income taxes and/or a decrease its net operating losses available for carry-forward in the various jurisdictions in which the Company operates. While the Company believes it tax filings do not include uncertain tax positions, the results of potential audits or the effect of changes in tax law cannot be ascertained at this time. In 2007, the Company received a preliminary indication from local Chinese tax authorities as to a potential change in the rule under which development costs are deducted from taxable income effective for the 2006 tax year. The Company discussed this matter with the Chinese tax authorities and subsequently submitted its 2006 tax return under a new filing position for development costs. The Company has received no formal notification of any rule changes, however it will continue to file tax returns under this new rule, and await any tax audit rulings.

Other Commitments

The Company has recently contracted with Zeton Inc. (“Zeton”) to construct a Feedstock Test Facility (“FTF”). The FTF is a small (15-20 Bbls/d), highly flexible state-of-the-art HTLtm facility which will permit more cost-effective screening of feedstock crudes for current and potential partners in smaller volumes and at lower costs than required at the CDF. The contract is considered a lump-sum turn-key contract with scheduled payments tied to milestones. Should Zeton meet all of the remaining milestones the Company will be obligated to pay $2.2 million in addition to what has been paid to date.

From time to time the Company enters into consulting agreements whereby a success fee may be payable if and when either a definitive agreement is signed or certain other contractual milestones are met. Under the agreements, the consultant may receive cash, Company shares, stock options or some combination thereof. These fees are not considered to be material in relation to the overall capital costs and funding requirements of the individual projects.

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

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Lease Commitments

For the year ended December 31, 2007 the Company expended $1.1 million ($0.8 million in 2006 and $0.6 million in 2005) on operating leases relating to the rental of office space, which expire between June 2008 and March 2012. Such leases frequently provide for renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

As at December 31, 2007, future net minimum payments for operating leases (excluding oil and gas and other mineral leases) were the following:

2008	$1,136
2009	907
2010	788
2011	565
2012	140

$3,536

9.	SHARE CAPITAL AND WARRANTS

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

During 2005, the Company closed three special warrant financings by way of private placement for net cash proceeds of $26.7 million in 2005. As part of these special warrant financings, the Company issued 13,842,342 common shares for cash, 2,453,988 common shares for the repayment of $4.0 million of convertible debt (See Note 6) and 16,296,330 purchase warrants. Each purchase warrant entitles the holder to purchase additional common shares of the Company at various exercise prices per share.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Purchase Warrants

The following reflects the changes in the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the three-year period ended December 31, 2007:

		Common
	Purchase	Shares
	Warrants	Issuable
	(Thousands)

Balance December 31, 2004	17,452	9,352
Purchase warrants issued for:
Private placements	16,296	16,296
Refinance of convertible debt	2,000	2,000
Purchase warrants exercised	(9,029)	(4,515)
Purchase warrants expired	(1,250)	(1,250)

Balance December 31, 2005	25,469	21,883
Purchase warrants expired	(7,173)	(3,587)
Private placements	11,400	11,400

Balance December 31, 2006	29,696	29,696
Purchase warrants exercised	(2,000)	(2,000)
Purchase warrants expired	(1,200)	(1,200)

Balance December 31, 2007	26,496	26,496

For the year ended December 31, 2007, 2,000,000 purchase warrants (nil in 2006 and 9,029,412 in 2005) were exercised for the purchase of 2,000,000 common shares (nil in 2006 and 4,514,706 in 2005) at an average exercise price of U.S. $2.00 per share (U.S. $1.36 for 2005) for a total of $4.0 million ($6.1 million for 2005).

The expiration of 1,200 purchase warrants in 2007 resulted in the carrying value of $0.6 million associated with these warrants being reclassified from Purchase Warrants to Contributed Surplus at the time of expiration.

As at December 31, 2007, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise	Value on
Year of	Special			Shares			Price per	Exercise
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share	($U.S. 000)
			(Thousands)		($U.S. 000)

2005	Cdn. $3.10	4,100	4,100	4,100	$2,412	(1)	Cdn. $3.50	$14,566
2005	U.S. $1.63	10,996	10,996	10,996	1,861	(2)	U.S. $2.50	27,490
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93(3)	33,904

		26,496	26,496	26,496	$23,078			$75,959

(1)	In March 2007, the Company agreed that the warrants, which were to have expired on April 15, 2007, would be extended until the earlier of: (i) April 15, 2008; and (ii) thirty days following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.

(2)	In October 2007, the Company agreed that these warrants, which were to have expired in November 2007, would be extended until the earlier of: (i) six months from their original expiry date; and (ii) thirty days

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

following the date the closing trading price of the common shares of the Company on the Toronto Stock Exchange exceeds the exercise price of the warrants for a period of five consecutive trading days.

(3)	Each common share purchase warrant originally entitled the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing. In September 2006, these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.

The weighted average exercise price of the exercisable purchase warrants as at December 31, 2007 was U.S. $2.87 per share.

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

The Company has an Employees’ and Directors’ Equity Incentive Plan under which it can grant stock options to directors and eligible employees to purchase common shares, issue common shares to directors and eligible employees for bonus awards and issue shares under a share purchase plan for eligible employees. The total shares under this plan cannot exceed 24 million.

Stock options are issued at not less than the fair market value on the date of the grant and are conditional on continuing employment. Expiration and vesting periods are set at the discretion of the Board of Directors. Stock options granted prior to March 1, 1999 vested over a two-year period and expire ten years from date of issue. Stock options granted after March 1, 1999 generally vest over three to four years and expire five to ten years from the date of issue. Beginning in 2007 the Company granted share option awards whose vesting is contingent upon meeting various departmental and company-wide goals.

The fair value of each option award is estimated on the date of grant using the B-S option-pricing formula with service condition options amortized on a straight-line attribution approach and performance condition options amortized over the service period both with the following weighted-average assumptions for the years presented:

	2007	2006	2005

Expected term (in years)	3.7	5.5	4.0
Volatility	73.5%	82.5%	77.0%
Dividend Yield	0.0%	0.0%	0.0%
Risk-free rate	4.1%	4.4%	3.5%

The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The fair values of stock-based payments were valued using the B-S valuation method with an expected volatility factor based on the Company’s historical stock prices. The B-S valuation model calls for a single expected dividend yield as an input. The Company has not paid and does not anticipate paying any dividends in the near future. The Company bases the risk-free interest rate used in the B-S valuation method on the implied yield currently available on Canadian zero-coupon issue bonds with an equivalent remaining term. When estimating forfeitures, the Company considers historical voluntary termination behavior as well as future expectations of workforce reductions. The estimated forfeiture rate as at December 31, 2007 is 23.1% (23.0% at December 31 2006 and 24.2% at December 31, 2005). The Company recognizes compensation costs only for those equity awards expected to vest.

The weighted average grant-date fair value of stock options granted during 2007 was Cdn.$1.09 (Cdn.$1.92 in 2006 and Cdn$1.72 in 2005).

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

For the years ended December 31, 2007 the Company’s stock based compensation related to option awards was $2.9 million ($2.9 million in 2006 and $2.1 million in 2005). The Company’s stock based compensation related to share bonus awards was $0.8 million for the year ended December 31, 2007. Stock based compensation was recorded as general and administrative and business and technology development expense in the statement of operations.

The following table summarizes changes in the Company’s outstanding stock options:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of Stock	Exercise	of Stock	Exercise	of Stock	Exercise
	Options	Price	Options	Price	Options	Price
	(Thousands)	(Cdn.$)	(Thousands)	(Cdn.$)	(Thousands)	(Cdn.$)

Outstanding at beginning of year	12,370	$2.34	10,278	$2.21	8,246	$2.65
Granted	3,843	$1.05	3,419	$3.02	3,664	$2.84
Exercised	(1,477)	$0.62	(297)	$2.05	(111)	$1.52
Cancelled/forfeited	(1,791)	$2.75	(1,030)	$3.40	(1,521)	$6.14

Outstanding at end of year	12,945	$2.37	12,370	$2.34	10,278	$2.21

Options exercisable at end of year	6,932	$2.24	7,720	$1.92	6,547	$1.74

The aggregate intrinsic value of total options outstanding as well as options exercisable as at December 31, 2007 was $2.6 million. The total intrinsic value of options exercised during the year ended December 31, 2007 was $2.1 million ($0.2 million in 2006), and the cash received from exercise of options during the year ended December 31, 2007 was $0.4 million ($0.5 million in 2006).

The following table summarizes information respecting stock options outstanding and exercisable as at December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-Average			Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Remaining	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
(Cdn.$)	(Thousands)	(Years)	(Cdn.$)	(Thousands)	(Years)	(Cdn.$)

$0.50	2,479	0.6	$0.50	2,479	0.6	$0.50
$1.52 to $2.25	2,998	4.4	$1.97	708	4.4	$1.97
$2.29 to $3.44	6,560	3.9	$2.90	3,017	3.7	$2.99
$3.53 to $3.62	328	2.9	$3.55	148	2.8	$3.56
$5.37 to $7.00	580	0.9	$5.78	580	0.9	$5.78

$0.50 to $7.00	12,945	3.2	$2.37	6,932	2.4	$2.24

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the Company’s unvested options as at December 31, 2007, and changes during the year then ended, is presented below:

		Weighted-
	Number	Average
	of Stock	Grant Date
	Options	Fair Value
	(Thousands)	(Cdn.$)

Outstanding at December 31, 2006	4,650	$1.46
Granted	3,843	$1.09
Vested	(2,052)	$1.43
Cancelled/forfeited	(428)	$1.29

Outstanding at December 31, 2007	6,013	$1.12

Unvested options outstanding at December 31, 2007 by type:
Based on fulfulling service conditions	4,278
Based on fulfulling performance conditions	1,735

	6,013

As at December 31, 2007, there was $4.4 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted by the Company. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended December 31, 2007 was $2.9 million ($3.1 million in 2006).

11.	RETIREMENT PLAN

In 2001, the Company adopted a defined contribution retirement or thrift plan (“401(k) Plan”) to assist U.S. employees in providing for retirement or other future financial needs. Employees’ contributions (up to the maximum allowed by U.S. tax laws) were matched 100% by the Company in 2007. For the year ended December 31, 2007 the Company’s matching contributions to the 401(k) Plan was $0.5 million ($0.4 million in 2006 and $0.3 million in 2005).

12.	SEGMENT INFORMATION

The Company has three reportable business segments: Oil and Gas, HTLtm and GTL.

Oil and Gas

The Company explores for, develops and produces crude oil and natural gas in the U.S. and in China. The Company seeks projects to which it can apply innovative technology and enhanced recovery techniques in developing them. In the U.S., the Company’s exploration, development and production activities are primarily conducted in California and Texas. In China, the Company’s development and production activities are conducted at the Dagang oil field located in Hebei Province and exploration activities in the Zitong block located in Sichuan Province.

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

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

GTL

The Company holds a master license from Syntroleum to use its proprietary GTL technology to convert natural gas into synthetic fuels. The master license allows the Company to use Syntroleum’s proprietary process in GTL projects throughout the world to convert natural gas into ultra clean transportation fuels and other synthetic petroleum.

Corporate

The Company’s corporate office is in Canada with its operational office in the U.S. Any amounts for the corporate office in Canada are included in Corporate.

The following tables present the Company’s segment information for the three years ended December 31, 2007.

	Year Ended December 31, 2007
	Oil and Gas
	U.S.	China	HTLtm	GTL	Corporate	Total

Oil and gas revenue	$12,270	$31,365	$—	$—	$—	$43,635
Loss on derivative instruments	(5,594)	(4,993)	—	—	—	(10,587)
Interest income	152	58	—	—	259	469

	6,828	26,430	—	—	259	33,517

Operating costs	4,319	13,000	—	—	—	17,319
General and administrative	2,018	2,042	—	—	8,016	12,076
Business and technology development	—	—	8,807	818	—	9,625
Depletion and depreciation	5,884	19,222	1,402	10	6	26,524
Interest expense and financing costs	427	281	29	—	313	1,050
Write-downs and provision for impairment	—	6,130	—	—	—	6,130

	12,648	40,675	10,238	828	8,335	72,724

Net Loss	$(5,820)	$(14,245)	$(10,238)	$(828)	$(8,076)	$(39,207)

Capital Investments	$3,052	$23,488	$5,098	$—	$—	$31,638

Identifiable Assets (As at December 31, 2007)	$40,726	$73,298	$102,456	$15,073	$5,363	$236,916

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
	Oil and Gas
	U.S.	China	HTLtm	GTL	Corporate	Total

Oil and gas revenue	$12,065	$35,683	$—	$—	$—	$47,748
Loss on derivative instruments	(424)	—	—	—	—	(424)
Interest income	139	63	—	—	574	776

	11,780	35,746	—	—	574	48,100

Operating costs	4,299	11,834	—	—	—	16,133
General and administrative	1,676	1,337	—	—	7,167	10,180
Business and technology development	—	—	6,177	1,433	—	7,610
Depletion and depreciation	5,378	23,345	3,812	10	5	32,550
Interest expense and financing costs	290	156	10	—	507	963
Write off of deferred acquisition costs	—	736	—	—	—	736
Write-downs and provision for impairment	—	5,420	—	—	—	5,420
	11,643	42,828	9,999	1,443	7,679	73,592

Net Income (Loss)	$137	$(7,082)	$(9,999)	$(1,443)	$(7,105)	$(25,492)

Capital Investments	$5,550	$9,086	$2,722	$484	$—	$17,842

Identifiable Assets (As at December 31, 2006)	$42,158	$72,970	$107,186	$15,081	$11,149	$248,544

	Year Ended December 31, 2005
	Oil and Gas
	U.S.	China	HTLtm	GTL	Corporate	Total

Oil and gas revenue	$14,069	$15,731	$—	$—	$—	$29,800
Interest income	30	7	—	—	102	139

	14,099	15,738	—	—	102	29,939

Operating costs	5,001	2,602	—	—	—	7,603
General and administrative	1,178	2,076	—	—	6,275	9,529
Business and technology development	—	—	3,671	1,307	—	4,978
Depletion and depreciation	5,039	9,378	13	11	6	14,447
Interest expense and financing costs	311	—	4	—	943	1,258
Write-downs and provision for impairment	—	5,000	357	279	—	5,636

	11,529	19,056	4,045	1,597	7,224	43,451

Net Income (Loss)	$2,570	$(3,318)	$(4,045)	$(1,597)	$(7,122)	$(13,512)

Capital Investments	$6,514	$30,730	$4,982	$1,056	$—	$43,282

Identifiable Assets (As at December 31, 2005)	$48,070	$65,020	$107,869	$14,609	$5,309	$240,877

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

13.	FINANCIAL INSTRUMENTS

Commodity Price Risks

Commodity price risk related to crude oil prices is one of our most significant market risk exposures. Crude oil prices and quality differentials are influenced by worldwide factors such as OPEC actions, political events and supply and demand fundamentals. To a lesser extent we are also exposed to natural gas price movements. Natural gas prices are generally influenced by oil prices, North American supply and demand and local market conditions. The Company may periodically use different types of derivative instruments to manage its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows and as well as a result of a requirement of the Company’s lenders. See details of these contracts under the section “Derivative Instruments” below.

Variations in Interest Rates

The Company has variable interest debt. Changes in interest rates would have to be significant to have a material increase or decrease in the amount the Company pays to service variable interest debt.

Variations in Foreign Exchange Rates

In the international petroleum industry, most production is bought and sold in U.S. dollars or with reference to the U.S. dollar.

Most of our business transactions, in the countries in which we operate, are conducted in U.S. dollars or currencies, such as Chinese renminbi, which historically has been pegged to the U.S. dollar. During the third quarter of 2005, the Chinese central government increased the value of its renminbi and abandoned its exchange rate previously pegged to the U.S. dollar in favor of a link to a basket of world currencies. We incurred immaterial foreign currency exchange gains or losses during the three years ended December 31, 2007.

Credit Risk

The Company is exposed to credit risk with respect to its accounts receivable. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only established entities and reviewing its exposure to individual entities on a regular basis.

Derivative Instruments

The Company entered into costless collar derivatives to minimize variability in its cash flow from the sale of up to 14,700 Bbls per month of the Company’s production from its South Midway Property in California and Spraberry Property in West Texas over a two-year period starting November 2006 and a six-month period starting November 2008. The derivatives had a ceiling price of $65.20, and $70.08, per barrel and a floor price of $63.20, and $65.00, per barrel, respectively, using WTI as the index traded on the NYMEX. The Company also entered into a costless collar derivative to minimize variability in its cash flow from the sale of up to 18,000 Bbls per month of the Company’s production from its Dagang field in China over a three-year period starting September 2007. This derivative had a ceiling price of $84.50 per barrel and a floor price of $55.00 per barrel using the WTI as the index traded on the NYMEX. All of the above contacts were put in place as part of the Company’s bank loan facilities.

During the year ended December 31, 2007, the Company had $1.6 million realized losses ($0.1 million in realized gains for 2006) on these derivative transactions, and $8.9 million ($0.5 million in 2006) of unrealized losses. Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.

During the year ended December 31, 2005 the Company had no derivative activities.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

14.	INCOME TAXES

The Company and its subsidiaries are required to individually file tax returns in each of the jurisdictions in which they operate. The provision for income taxes differs from the amount computed by applying the statutory income tax rate to the net losses before income taxes. The combined Canadian federal and provincial statutory rates as at December 31, 2007, 2006 and 2005 were 32.12%, 32.12% and 33.6%, respectively. The sources and tax effects for the differences were as follows:

	Year Ended December 31,
	2007	2006	2005

Tax benefit computed at the combined Canadian federal and provincial statutory income tax rates	$(12,593)	$(8,188)	$(4,543)
Effect of change in effective income tax rates on future tax assets	6,109	870	—
Foreign net losses affected at lower income tax rates	905	113	1,457
Expiry of tax loss carry-forwards	2,440	1,583	1,734
Effect of change in foreign exchange rates	(2,879)	(14)	(659)
Stock-based compensation not deductible for income tax purposes	1,001	1,031	756
Losses on derivatives not deductible for income tax purposes	1,248	—	—
Tax credit carry-forward	607	(428)	(362)
Change in prior year estimate of tax loss carry-forwards	(483)	503	(368)
Other permanent differences	778	161	—
Other	—	(66)	16

	(2,867)	(4,435)	(1,969)
Valuation allowance	2,867	4,435	1,969

	$—	$—	$—

Significant components of the Company’s future net income tax assets and liabilities were as follows:

	As at December 31,
	2007		2006
	Future Income Tax		Future Income Tax
	Assets	Liabilities	Assets	Liabilities

Oil and gas properties and investments	$—	$(3,330)	$—	$(22,694)
Intangibles	—	(36,976)	—	(36,778)
Derivative contracts	1,989	—	—	—
Tax loss carry-forwards	61,152	—	78,834	—
Tax credit carry-forward	1,278	—	1,884	—
Valuation allowance	(24,113)	—	(21,246)	—

	$40,306	$(40,306)	$59,472	$(59,472)

Due to the uncertainty of utilizing these net income tax assets, the Company has made a valuation allowance of an equal amount against the net potential recoverable amounts.

The tax loss carry-forwards in Canada are Cdn.$39.3 million and in the U.S. $97.9 million. The tax loss carry-forwards in Canada expire between 2008 and 2027 and in the U.S. between 2016 and 2027. In China, the Company has available for carry-forward against future Chinese income $42.0 million of cost basis, of which $32.8 million has no expiration period and $9.2 million expires in 2008. The loss of approximately Cdn.$55.3 million from the

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Russian operations in 2000, being the aggregate investment, not including accounting write-downs, less proceeds received on settlement is a capital loss for Canadian income tax purposes, available for carry-forward against future Canadian capital gains indefinitely and is not included in the future income tax assets above.

15.	NET LOSS PER SHARE

Had the Company generated net earnings during the years presented, the earnings per share calculations for the years presented would have included the following weighted average items:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of shares)

Stock options	2,433	3,292	3,211
Richfirst conversion rights	—	1,104	9,631
Purchase warrants	—	121	862

	2,433	4,517	13,704

Richfirst Holdings Limited (“Richfirst”) a wholly-owned subsidiary of China International Trust and Investment Corporation, had the right to exchange its working interest in the Dagang field for common shares in the Company at any time prior to eighteen months after the closing of the January 2004 Dagang field farm-out agreement (see Note 18). For purposes of this calculation, the number of the Company’s common shares issuable to Richfirst upon conversion were based on Richfirst’s initial investment in the Dagang field of $20.0 million converted at the average of the monthly high and low trading prices of the Company’s common shares on the Toronto Stock Exchange at the average monthly U.S. dollar to Canadian dollar exchange rates during the eighteen-month period.

Additionally, the earnings per share calculations would have included the following weighted average items had the exercise prices exceeded the average market prices of the common shares:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of shares)

Stock options	8,616	7,022	5,103
Purchase warrants	28,898	25,184	9,689
Convertible debt	—	—	1,161

	37,514	32,206	15,953

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for each of the years ended December 31 was as follows:

	Year Ended December 31,
	2007	2006	2005

Cash paid during the period for:
Income taxes	$6	$5	$20

Interest	$479	$430	$1,138

Investing and Financing activities, non-cash:
Acquisition of oil and gas assets (see Note 18)
Shares issued	$—	$20,000	$—
Debt issued	—	6,547	—
Receivable applied to acquisition	—	1,746	—

	$—	$28,293	$—

Shares issued for Merger (see Note 18)	$—	$—	$75,000

Refinance of convertible debt (see Note 6)	$—	$—	$4,000

Changes in non-cash working capital items
Operating Activities:
Accounts receivable	$(1,734)	$(1,375)	$(1,635)
Prepaid and other current assets	85	(434)	16
Accounts payable and accrued liabilities	1,166	(1,067)	1,840

	(483)	(2,876)	221

Investing Activities
Accounts receivable	(207)	2,188	(2,982)
Prepaid and other current assets	86	(1)	457
Accounts payable and accrued liabilities	(1,056)	(14,895)	14,547

	(1,177)	(12,708)	12,022

	$(1,660)	$(15,584)	$12,243

17.	RELATED PARTY TRANSACTIONS

The Company has entered into agreements with a number of entities, which are related through common directors or shareholders, to provide administrative or technical personnel, office space or facilities. The Company is billed on a cost recovery basis. For the year ended December 31, 2007 the costs incurred in the normal course of business with respect to the above arrangements amounted to $3.3 million ($3.0 million for 2006 and $3.0 million for 2005), and are all recorded in general and administrative expense in the statement of operations. As at December 31, 2007 amounts included in accounts payable and accrued liabilities on the balance sheet under these arrangements were $0.2 million ($0.3 million at December 31, 2006).

18.	MERGER AND ACQUISITIONS

In February 2006, the Company signed a non-binding memorandum of understanding regarding a proposed merger of Sunwing with China Mineral Acquisition Corporation (“CMA”), a U.S. public corporation. In May 2006

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

the parties entered a definitive agreement for the transaction which was later terminated. As a result, the Company wrote off deferred acquisition costs previously capitalized in the amount of $0.7 million during the year ended December 31, 2006.

The Company currently holds a production-sharing contract with CNPC to develop existing oil properties in the Dagang region. In January 2004, the Company signed farm-out and joint operating agreements with Richfirst, to acquire a 40% working interest in the Dagang field for payment of $20.0 million. In February 2006, the Company re-acquired Richfirst’s 40% working interest for total consideration of $28.3 million consisting of $20.0 million paid by way of the issuance to Richfirst of 8,591,434 common shares of the Company, a non-interest bearing, unsecured promissory note in the principal amount approximately $7.4 million ($6.5 million after being discounted to net present value) and the forgiveness of $1.8 million of unpaid joint venture receivables. The promissory note is repayable in 36 equal monthly installments commencing March 31, 2006. The Company has the right, during the three-year loan repayment period, to require Richfirst to convert the remaining unpaid balance of the promissory note into common shares of Sunwing Energy Ltd (“Sunwing”), the Company’s wholly-owned subsidiary, or another company owning all of the outstanding shares of Sunwing, subject to Sunwing or the other company having obtained a listing of its common shares on a prescribed stock exchange. The number of shares issued would be determined by dividing the then outstanding principal balance under the promissory note by the issue price of shares of the newly listed company issued in the transaction that results in the listing, less a 10% discount.

On April 15, 2005, the Company acquired all the issued and outstanding common shares of Ensyn Group, Inc. (“Ensyn”) pursuant to a merger between Ensyn and a wholly owned subsidiary of the Company (“Merger”) in accordance with an Agreement and Plan of Merger dated December 11, 2004 (“Merger Agreement”). At the completion of the Merger the Company paid $10.0 million in cash and issued approximately 30 million common shares of the Company (“Merger Shares”) in exchange for all of the issued and outstanding Ensyn common shares. Ten million of the Merger Shares issued were deposited in an escrow fund and are being held to secure certain obligations on the part of the former Ensyn stockholders to indemnify the Company for damages in the event of any breaches of representations, warranties and covenants in the Merger Agreement and certain liabilities, including those arising from any failure by Ensyn to meet certain development milestones set out in the Merger Agreement. Under the escrow agreement, one-half of the Merger Shares in this escrow fund were released to the Ensyn shareholders as of April 15, 2007. The balance of the Merger Shares will be released, subject to any prior claims by the Company for indemnification, as of April 15, 2008.

As part of the Merger, the Company acquired a 50% interest in a joint venture (“CDF Joint Venture”), which owned the CDF located in California’s San Joaquin Basin, as well as certain rights to manufacture HTLTM facilities. In November 2005, the Company acquired the remaining 50% in the joint venture for $6.75 million, which effectively dissolved the joint venture. Accordingly, 100% of the net assets of the CDF Joint Venture were included in the Company’s consolidated balance sheet as at December 31, 2005.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

19.	ADDITIONAL DISCLOSURES REQUIRED UNDER U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:

Consolidated Balance Sheets

The application of U.S. GAAP has the following effects on consolidated balance sheet items as reported under Canadian GAAP:

Shareholders’ Equity and Oil and Gas Properties and Development Costs

	As at December 31, 2007
	Assets	Liabilities	Shareholders’ Equity
	Oil and Gas
	Properties and
	Development	Derivative	Share Capital	Contributed	Accumulated
	Costs	Instruments	and Warrants	Surplus	Deficit	Total

Canadian GAAP	$111,853	$9,432	$347,340	$9,937	$(159,990)	$197,287
Adjustments for:
Reduction in stated capital(i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation(ii)	—	—	(396)	(3,352)	3,748	—
Fair value adjustment of derivative instruments (iii)	—	5,786	(7,988)	(564)	2,766	(5,786)
Ascribed value of shares issued for U.S. royalty interests(iv)	1,358	—	1,358	—	—	1,358
Provision for impairment(v)	(25,990)	—	—	—	(25,990)	(25,990)
Depletion adjustments due to differences in provision for impairment(vi)	9,334	—	—	—	9,334	9,334
HTLtm and GTL development costs expensed (vii)	(5,658)	—	—	—	(5,658)	(5,658)

U.S. GAAP	$90,897	$15,218	$414,769	$6,021	$(250,245)	$170,545

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

	As at December 31, 2006
	Assets	Liabilities	Shareholders’ Equity
	Oil and Gas
	Properties and		Share
	Development	Derivative	Capital and	Contributed	Accumulated
	Costs	Instruments	Warrants	Surplus	Deficit	Total

Canadian GAAP	$121,918	$493	$342,680	$6,489	$(120,783)	$228,386
Adjustments for:
Reduction in stated capital(i)	—	—	74,455	—	(74,455)	—
Accounting for stock based compensation(ii)	—	—	(387)	(3,361)	3,748	—
Fair value adjustment of derivative instruments (iii)	—	6,378	(8,552)	—	2,174	(6,378)
Ascribed value of shares issued for U.S. royalty interests(iv)	1,358	—	1,358	—	—	1,358
Provision for impairment(v)	(26,270)	—	—	—	(26,270)	(26,270)
Depletion adjustments due to differences in provision for impairment(vi)	4,402	—	—	—	4,402	4,402
HTLtm and GTL development costs
expensed (vii)	(11,669)	—	—	—	(11,669)	(11,669)

U.S. GAAP	$89,739	$6,871	$409,554	$3,128	$(222,853)	$189,829

Shareholders’ Equity

(i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization. The effect of this is that under U.S. GAAP, share capital and accumulated deficit are increased by $74.5 million as at December 31, 2007 and 2006.

(ii) For Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. For U.S. GAAP, prior to January 1, 2006 the Company applied APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. This resulted in a reduction of $3.7 million in the accumulated deficit as at December 31, 2007 and 2006, equal to accumulated stock based compensation for stock options granted to employees and directors since January 1, 2002 expensed through December 31, 2005 under Canadian GAAP.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006. Under the modified prospective basis the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There was reduction of $1.8 million to net loss for U.S. GAAP for the year ended 2005 related to stock based compensation

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

expense. There were no differences in the Company’s stock based compensation expense in its financial statements for Canadian GAAP and U.S. GAAP for the years ended December 31, 2007 and 2006.

(iii) The Company accounts for purchase warrants as equity under Canadian GAAP. The accounting treatment of warrants under U.S. GAAP reflects the application of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, share purchase warrants with an exercise price denominated in a currency other than a company’s functional currency are accounted for as derivative liabilities. Changes in the fair value of the warrants are required to be recognized in the statement of operations each reporting period for U.S. GAAP purposes. At the time that the Company’s share purchase warrants are exercised, the value of the warrants will be reclassified to shareholders’ equity for U.S. GAAP purposes. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares, with the offset to the warrant component of equity. The warrants are not revalued to fair value under Canadian GAAP. This GAAP difference resulted in an increase in derivative instruments of $5.8 million and $6.4 million, a decrease in share capital and warrants of $8.0 million and $8.6 million as at December 31, 2007 and December 31, 2006, and a decrease in contributed surplus of $0.6 million at December 31, 2007.

Oil and Gas Properties and Development Costs

(iv) For U.S. GAAP purposes, the aggregate value attributed to the acquisition of U.S. royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.

(v) There are certain differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. In the ceiling test evaluation for U.S. GAAP purposes, the Company limits, on a country-by-country basis, the capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, to (a) the estimated future net cash flows from proved oil and gas reserves using period-end, non-escalated prices and costs, discounted to present value at 10% per annum, plus (b) the cost of properties not being amortized (e.g. major development projects) and (c) the lower of cost or fair value of unproved properties included in the costs being amortized less (c) income tax effects related to difference between the book and tax basis of the properties referred to in (b) and (c) above. If capitalized costs exceed this limit, the excess is charged as a provision for impairment. Unproved properties and major development projects are assessed on a quarterly basis for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to the carrying value of proved oil and gas properties. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for 2007 an impairment provision of $5.9 million was required on its China Oil and Gas Properties compared to a $6.1 million impairment provision under Canadian GAAP. For the Company’s U.S. properties, no impairment was required for 2007 on its U.S. Oil and Gas Properties

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

for either U.S. or Canadian GAAP. The differences in the ceiling test impairments by period for the U.S. and China Oil and Gas Properties between U.S. and Canadian GAAP as at December 31, 2007 are as follows:

	Ceiling Test Impairments		(Increase)
	U.S. GAAP	Canadian GAAP	Decrease

U.S. Properties
Prior to 2004	$34,000	$34,000	$—
2004	15,000	16,350	1,350
2005	2,800	—	(2,800)
2006	7,600	—	(7,600)
2007	—	—	—

	59,400	50,350	(9,050)

China Properties
Prior to 2004	10,000	—	(10,000)
2004	—	—	—
2005	1,700	5,000	3,300
2006	15,940	5,420	(10,520)
2007	5,850	6,130	280

	33,490	16,550	(16,940)

	$92,890	$66,900	$(25,990)

(vi) The differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion of $9.3 million as at December 31, 2007 ($4.4 million at December 31, 2006).

(vii) As more fully described under “Development Costs” in Note 2, for Canadian GAAP the Company capitalizes certain costs incurred for HTLtm and GTL projects subsequent to executing an MOU to determine the technical and commercial feasibility of a project, including studies for the marketability for the project’s products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in HTLtm and GTL development costs. For U.S. GAAP, feasibility, marketing and related costs incurred prior to executing an HTLtm or GTL definitive agreement are considered to be research and development and are expensed as incurred. As at December 31, 2007 and 2006, the Company capitalized $5.7 million and $11.7 million, respectively, for Canadian GAAP, which was expensed for U.S. GAAP purposes.

Deferred Financing Costs

As more fully described under “2007 Accounting Changes” in Note 2, for Canadian GAAP the Company accounts for deferred financing costs, or transaction costs, as a reduction from the related liability and accounted for using the effective interest method. For U.S. GAAP purposes, these costs are classified as other assets resulting in an increase of $0.7 million in long-term debt and other assets for U.S. GAAP purposes when compared to Canadian GAAP.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations

The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Year Ended December 31,
	2007		2006		2005
	Net	Net Loss	Net	Net Loss	Net	Net Loss
	Loss	per Share	Loss	per Share	Loss	per Share

Canadian GAAP	$(39,207)	$(0.16)	$(25,492)	$(0.11)	$(13,512)	$(0.07)
Stock based compensation expense(ii)	—	—	—	—	1,788	0.01
Fair value adjustment of derivative instruments (iii)	592	—	(692)		2,866	0.01
Provision for impairment (v and viii)	280	—	(18,120)	(0.08)	500	—
Depletion adjustments due to differences in
provision for impairment (viii)	4,932	0.02	2,840	0.01	1,080	0.01
HTLtm and GTL development costs expensed,
net of write downs(ix)	(268)	—	(958)	—	(4,828)	(0.02)
Recovery of HTLtm development costs(ix)	6,279	0.03	—	—	—	—

U.S. GAAP	$(27,392)	$(0.11)	$(42,422)	$(0.18)	$(12,106)	$(0.06)

Weighted Average Number of Shares under U.S. GAAP (in thousands)		242,362		235,640		195,803

(viii) As discussed under “Oil and Gas Properties and Development Costs” in this note, there is a difference in performing the ceiling test evaluation under the full cost method of accounting rules between U.S. and Canadian GAAP. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties of $26.0 million, and $26.3 million, as at December 31, 2007 and 2006. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction of $4.9 million ($2.8 million in 2006 and $1.1 million in 2005) in the net losses for the year ended December 31, 2007.

(ix) As more fully described under “Oil and Gas Properties and Development Costs” in this note, for Canadian GAAP, feasibility, marketing and related costs incurred prior to executing a HTLTM or GTL definitive agreement are capitalized and are subsequently written down upon determination that a project’s future value has been impaired. For U.S. GAAP, such costs are considered to be research and development and are expensed as incurred. For the year ended December 31, 2007 Company expensed $0.3 million ($1.0 million in 2006 and $4.8 million in 2005) in excess of the Canadian GAAP write-downs during those corresponding years.

As more fully described under Note 4, the Company and INPEX have signed an agreement to jointly pursue the opportunity to develop a heavy oil field in Iraq that Ivanhoe believes is a suitable candidate for its patented HTLTM heavy oil upgrading technology. In the second quarter of 2007, the Company received a $9.0 million payment related to this agreement which was credited to the carrying value of its Iraq and CDF HTLTM Investments related to this project for Canadian GAAP purposes. The prior costs for Iraq projects had previously been expensed for U.S. GAAP purposes therefore that portion of the proceeds, $6.3 million, was credited to the statement of operations for U.S. GAAP purposes. For the year ended December 31, 2007 the Company recorded $6.3 million (nil in 2006 and 2005) as a reduction to net loss for U.S. GAAP when compared to Canadian GAAP due to the recovery of prior costs expensed for U.S. GAAP and capitalized for Canadian GAAP.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Stock Based Compensation

Had stock based compensation expense been determined based on fair value at the stock option grant date, consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, prior to January 1, 2006 the Company’s net loss and net loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

Net loss under U.S. GAAP	$(12,106)
Stock-based compensation expense determined under the fair value based method for employee and director awards	(1,911)

Pro forma net loss under U.S. GAAP	$(14,017)

Basic loss per common share under U.S. GAAP:
As reported	$(0.06)
Pro forma	$(0.07)
Weighted Average Number of Shares under U.S. GAAP (in thousands)	195,803

Stock options granted during the period (thousands)	2,889
Weighted average exercise price	$2.41
Weighted average fair value of options granted during the year	$1.52

Stock based compensation for U.S. GAAP was calculated in accordance with the B-S option-pricing model using the same assumptions as used for Canadian GAAP.

Pro Forma Effect of Merger and Acquisition

The Company’s U.S. GAAP consolidated results of operations for the year ended December 31, 2005 included a net loss of $2.0 million, or $0.01 per share, associated with the operations acquired from Ensyn after the completion of the Merger on April 15, 2005. Had the Merger been completed on January 1, 2005, the U.S. GAAP pro forma revenue, net loss and net loss per share of the merged entity for the year ended December 31, 2005 would have been as follows:

	Year Ended December 31, 2005
			Net Loss
	Revenue	Net Loss	per Share
		(Unaudited)

As reported	$29,939	$(12,106)	$(0.06)
Pro forma adjustments	736	(730)	—

	$30,675	$(12,836)	$(0.06)

Pro Forma Weighted Average Number of Shares (in thousands)			204,186

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

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
	(Unaudited)

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

The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at December 31, 2007 and December 31, 2006, the Company did not have any unrecognized tax benefits.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in interest expense and financing costs. During the years ended December 31, 2007, 2006 and 2005, there were no charges for interest or penalties

Consolidated Statements of Cash Flow

As a result of the expensing of HTLtm and GTL development costs as required under U.S. GAAP and the recovery of such costs, the statement of cash flow as reported would result in cash from operating activities of $11.5 million, $13.3 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005. Additionally,

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

capital investments reported under investing activities would be $31.4 million, $16.8 million and $38.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Additional U.S. GAAP Disclosures

Oil and Gas Properties and Investments

The categories of costs included in “Oil and Gas Properties and Development Costs”, including the U.S. GAAP adjustments discussed in this note were as follows:

	As at December 31, 2007			As at December 31, 2006
	U.S.	China	Total	U.S.	China	Total

Property acquisition costs	$22,196	$31,137	$53,333	$21,494	$31,137	$52,631
Royalty rights acquired	10,582	—	10,582	10,582	—	10,582
Exploration costs	42,721	29,621	72,342	42,519	18,010	60,529
Development costs	37,272	76,895	114,167	35,412	65,014	100,426
HTLtm facilities	14,412	—	14,412	12,104	—	12,104
Support equipment and general property	637	411	1,048	685	329	1,014

	127,820	138,064	265,884	122,796	114,490	237,286
Accumulated depletion and depreciation	(30,453)	(51,643)	(82,096)	(24,717)	(35,790)	(60,507)
Provision for impairment	(59,400)	(33,490)	(92,890)	(59,400)	(27,640)	(87,040)

	$37,967	$52,931	$90,898	$38,679	$51,060	$89,739

As at December 31, 2007, the costs of unproved properties included in oil and gas properties, which have been excluded from the depletion and ceiling test calculations, were as follows:

		Incurred in
					Prior to
	Total	2007	2006	2005	2005

Property Acquisition	$869	$100	$69	$40	$660
Royalty rights	659	—	—	—	659
Exploration	6,174	257	373	2,766	2,778

	$7,702	$357	$442	$2,806	$4,097

The following is a summary of unproved oil and gas properties by prospect for the U.S. and China cost centers as at December 31, 2007:

		Incurred in
					Prior to
	Total	2007	2006	2005	2005

U.S.
Knights Landing	$2,158	$—	$310	$1,848	$—
San Joaquin Basin prospects — other	2,247	100	75	48	2,024

	4,405	100	385	1,896	2,024
China
Zitong Block	3,297	257	57	910	2,073

	$7,702	$357	$442	$2,806	$4,097

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

The Company plans to complete a multiple well drilling program by the middle of 2008 in the Knight’s Landing property and conclude its final evaluation of this property in 2008. The majority of the San Joaquin prospects are fee property with no rental payments to maintain the Company’s leases. The timing of drilling on these prospects is dependent on other working interest owners. With regards to the Zitong Block prospect, the Company plans to acquire seismic lines in 2008, commence drilling in 2009 and complete drilling, completion and conclude final evaluation in 2010.

Accounts Payable and Accrued Liabilities

The following was the breakdown of accounts payable and accrued liabilities:

	As at December 31,
	2007	2006

Trade payables	$6,896	$6,451
Accrued general and administrative expenses	722	926
Accrued operating expenses	561	532
Accrued capital expenditures	620	1,322
Accrued salaries and related expenses	82	76
Accrued interest	65	11
Other accruals	592	110

	$9,538	$9,428

Impact of New and Pending U.S. GAAP Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Management is currently evaluating the impact of the adoption of these new standards on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” (“SFAS No. 159”). The statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as those changes occur. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has concluded that the requirements of this recent statement will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, for some entities the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. Management has concluded that the requirements of this recent statement will not have a material impact on its financial statements.

QUARTERLY FINANCIAL DATA IN ACCORDANCE WITH CANADIAN AND U.S. GAAP (UNAUDITED)

	Quarter Ended
	2007				2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Total revenue	$5,848	$8,823	$9,589	$9,257	$11,137	$14,015	$13,084	$9,864
Net loss:
Canadian GAAP	$(18,849)	$(7,232)	$(6,579)	$(6,547)	$(11,323)	$(4,388)	$(4,405)	$(5,376)
U.S. GAAP	$(16,094)	$(2,551)	$(1,211)	$(7,536)	$(18,255)	$(5,422)	$(2,329)	$(16,416)
Net loss per share:
Canadian GAAP	$(0.07)	$(0.03)	$(0.03)	$(0.03)	$(0.05)	$(0.02)	$(0.02)	$(0.02)
U.S. GAAP	$(0.07)	$(0.01)	$—	$(0.03)	$(0.08)	$(0.02)	$(0.01)	$(0.07)

The differences in the net loss and net loss per share for the first quarter of 2006 were due mainly to the impairment charged for the China Oil and Gas Properties for U.S. GAAP purposes of $7.2 million when compared to $0.8 million calculated for Canadian GAAP and a $4.3 million additional fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net loss and net loss per share for the third quarter of 2006 were due mainly to the impairment charged for the U.S. Oil and Gas Properties for U.S. GAAP purposes of $3.1 million when compared to nil calculated for Canadian GAAP, offset by a $1.7 million additional fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2006 were due mainly to the impairment charged for U.S. GAAP purposes of $8.1 million ($4.5 million relates to the U.S. Oil and Gas Properties and $3.6 million for the China Oil and Gas Properties) when compared to nil calculated for Canadian GAAP. The differences in the net loss and net loss per share for the second quarter of 2007 were due mainly to the treatment of the payment by INPEX for past costs paid by the Company related to its Iraq project and HTLTM Technology development costs. Approximately $6.3 million of this payment was applied to capital balances for Canadian GAAP purposes and as reduction to net loss for U.S. GAAP purposes. The differences in the net loss and net loss per share for the third quarter of 2007 were mainly due to an additional $3.6 million fair value adjustment of derivative instruments for U.S. GAAP.

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

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Reserves presented in this section represent the Company’s share of reserves, excluding royalty interests of others. The reserves were based on the estimates by the independent petroleum engineering firms of GLJ Petroleum Consultants Ltd. and Netherland, Sewell & Associates, Inc. for the China and U.S. reserves, respectively.

The changes in the Company’s net proved oil and gas reserves for the three-year period ended December 31, 2007 were as follows:

	Oil (MBbl)				Gas (MMcf)
	U.S.	China		Total	U.S.

Net proved reserves, December 31, 2004	1,430	7,908		9,338	2,683
Revisions of previous estimates	60	(6,293	)(1)	(6,233)	(601	)(2)
Extensions and discoveries	19	—		19	98
Production	(237)	(315)		(552)	(495)

Net proved reserves, December 31, 2005	1,272	1,300		2,572	1,685
Revisions of previous estimates	54	179	(3)	233	(214)
Extensions and discoveries	189 (4)	—		189	—
Purchases of reserves in place	—	881	(5)	881	—
Production	(208)	(575)		(783)	(66)
Sale of reserves in place	(87)	—		(87)	(988)

Net proved reserves, December 31, 2006	1,220	1,785		3,005	417
Revisions of previous estimates	84	(22)		62	(52)
Extensions and discoveries	23	—		23	—
Production	(192)	(483)		(675)	(31)

Net proved reserves, December 31, 2007	1,135	1,280		2,415	334

Net proved developed reserves as at:
December 31, 2005	1,099	1,071		2,170	1,405
December 31, 2006	1,003	1,330		2,333	417
December 31, 2007	874	1,071		1,945	334

(1)	The China oil and gas reserves reported by the Company and included as part of the reserve reports as prepared by our independent reserve evaluators for the years 2003 and 2004 were based on production results for wells drilled in our pilot program on two of the six blocks contained in the Dagang project and from existing PetroChina wellbores that were re-entered, re-completed and placed on production. There were over 80 wells drilled on the Blocks, all were logged, but many were not production tested. Production and log data from the new wells drilled as part of the pilot program and production data from the re-entered wells along with the interpretation of the logs of these older wells, by analogy, indicated that there was considerable potential for a large development, and that new wells drilled offsetting older wells drilled by PetroChina would be productive. While this in general was the case, there was discovered during the initial development phase a lack of continuity in the reservoir sands in the two blocks that contained much of the potential, and also changes in the porosity and permeability of the reservoir as interpreted from the original logs. This new information that resulted from the initial development drilling resulted in a review of the potential scope of the overall project. Following this review, two of the blocks were relinquished at the end of 2005 and the number of proposed new wells in two of the three largest developable blocks was reduced. The block that contained most of the pilot wells was fully developed as originally proposed and the sixth block was relinquished in July 2007.

(2)	The initial reserve estimate for a new property was based on a short production history. The reservoir depleted faster than anticipated.

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

(3)	These technical revisions were due to production performance, plus ongoing production optimizations.

(4)	This adjustment was related to a new pool discovery in the Company’s South Midway prospect.

(5)	In February of 2006 the Company re-acquired its 40% working interest in the Dagang field.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

The following standardized measure of discounted future net cash flows from proved oil and gas reserves was computed using period end statutory tax rates, costs and prices of $89.18, $55.33 and $55.77 per barrel of oil in 2007, 2006 and 2005, respectively, and $8.54, $5.64 and $9.80 per Mcf of gas in 2007, 2006 and 2005, respectively. A discount rate of 10% was applied in determining the standardized measure of discounted future net cash flows.

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

The standardized measure of discounted future net cash flows as at December 31 in each of the three most recently completed financial years were as follows:

	2007
	U.S.	China	Total

Future cash inflows	$99,301	$118,911	$218,212
Future development and restoration costs	3,490	5,190	8,680
Future production costs	38,935	52,446	91,381
Future income taxes	—	1,010	1,010

Future net cash flows	56,876	60,265	117,141
10% annual discount	13,616	10,674	24,290

Standardized measure	$43,260	$49,591	$92,851

	2006
	U.S.	China	Total

Future cash inflows	$65,101	$103,526	$168,627
Future development and restoration costs	2,990	11,660	14,650
Future production costs	31,691	38,369	70,060

Future net cash flows	30,420	53,497	83,917
10% annual discount	7,332	10,705	18,037

Standardized measure	$23,088	$42,792	$65,880

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

	2005
	U.S.	China	Total

Future cash inflows	$83,418	$76,533	$159,951
Future development and restoration costs	2,890	8,136	11,026
Future production costs	32,699	12,828	45,527
Future income taxes	—	1,584	1,584

Future net cash flows	47,829	53,985	101,814
10% annual discount	15,655	10,686	26,341

Standardized measure	$32,174	$43,299	$75,473

Changes in standardized measure of discounted future net cash flows as at December 31 in each of the three most recently completed financial years were as follows:

	2007
	U.S.	China	Total

Sale of oil and gas, net of production costs	$(7,951)	$(18,365)	$(26,316)
Net changes in prices and production costs	22,823	16,322	39,145
Extensions and discoveries, net of future production and development costs	465	—	465
Net change in future development costs	—	(3,545)	(3,545)
Development costs incurred during the period that reduced future development costs	—	10,188	10,188
Revisions of previous quantity estimates	2,900	(898)	2,002
Accretion of discount	2,309	4,279	6,588
Net change in income taxes	—	(925)	(925)
Changes in production rates (timing) and other	(374)	(257)	(631)

Increase	20,172	6,799	26,971
Standardized measure, beginning of year	23,088	42,792	65,880

Standardized measure, end of year	$43,260	$49,591	$92,851

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

	2006
	U.S.	China	Total

Sale of oil and gas, net of production costs	$(7,766)	$(23,849)	$(31,615)
Net changes in prices and production costs	(4,851)	(12,907)	(17,758)
Extensions and discoveries, net of future production and development costs	1,355	—	1,355
Net change in future development costs	(682)	(7,800)	(8,482)
Development costs incurred during the period that reduced future development costs	2,572	4,686	7,258
Revisions of previous quantity estimates	319	5,187	5,506
Accretion of discount	3,217	4,664	7,881
Net change in income taxes	—	815	815
Purchases of reserves in place	—	25,645	25,645
Sale of reserves in place	(4,405)	—	(4,405)
Changes in production rates (timing) and other	1,155	3,052	4,207

Decrease	(9,086)	(507)	(9,593)
Standardized measure, beginning of year	32,174	43,299	75,473

Standardized measure, end of year	$23,088	$42,792	$65,880

	2005
	U.S.	China	Total

Sale of oil and gas, net of production costs	$(9,068)	$(13,129)	$(22,197)
Net changes in prices and production costs	15,110	20,016	35,126
Extensions and discoveries	1,051	—	1,051
Net change in future development costs	(694)	46,380	45,686
Revisions of previous quantity estimates	(1,492)	(150,588)	(152,080)
Accretion of discount	5,078	26,798	31,876
Net change in income taxes	—	24,993	24,993

Increase (decrease)	9,985	(45,530)	(35,545)
Standardized measure, beginning of year	22,189	88,829	111,018

Standardized measure, end of year	$32,174	$43,299	$75,473

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

Costs incurred in oil and gas property acquisition, exploration, and development activities for the Company’s U.S. and China Oil and Gas Properties were as follows:

	For the Year Ended December 31,
	2007	2006	2005

U.S.
Property acquisition
Unproved	$702	$881	$(1,682)
Exploration	202	1,230	6,169
Development	3,087	3,465	2,912

	3,991	5,576	7,399

China
Property acquisition
Proved	—	28,719	—
Exploration	11,611	2,485	6,931
Development	11,881	6,153	23,756

	23,492	37,357	30,687

Total	$27,483	$42,933	$38,086

The credit in U.S. unproved property acquisition additions for the year ended December 31, 2005 included a $1.6 million commitment payment received from a subsidiary of Unocal Corp. (“Unocal”). During 2000 and 2001, the Company acquired mineral rights in several East Texas prospects under a joint venture with Unocal. Unocal, as operator of the joint venture, was to fund, over a five-year period ending in December 2005, the drilling costs for the first several exploration wells to match $10.1 million in leasehold, seismic and processing costs the Company incurred on these East Texas prospects. Through December 2005, Unocal had spent $8.5 million in exploration drilling and elected to pay the Company $1.6 million for the deficiency in their drilling commitment rather than drill additional exploration wells. The Company credited the $1.6 million payment to the carrying value of its U.S. oil and gas properties in 2005 as the payment did not significantly alter the depletion rate for the U.S. cost center.

The U.S. GAAP depletion rates, calculated on a per Boe of net production basis, were as follows:

U.S.
Year ended December 31, 2007	$22.05
Year ended December 31, 2006	$22.11
Year ended December 31, 2005	$14.91
China
Year ended December 31, 2007	$32.73
Year ended December 31, 2006	$36.46
Year ended December 31, 2005	$27.00

IVANHOE ENERGY INC.

Notes to the Consolidated Financial Statements — (Continued)

The results of operations from producing activities for the years ended December 31 were as follows:

	2007			2006			2005
	U.S.	China	Total	U.S.	China	Total	U.S.	China	Total

Oil and gas revenue	$12,270	$31,365	$43,635	$12,065	$35,683	$47,748	$14,069	$15,731	$29,800
Operating costs	4,319	13,000	17,319	4,299	11,834	16,133	5,001	2,602	7,603
Depletion	4,381	15,832	20,213	4,858	20,967	25,824	4,756	8,507	13,263
Provision for impairment	—	5,850	5,850	7,600	15,940	23,540	2,800	1,700	4,500

Results of operations from producing activities	$3,570	$(3,317)	$253	$(4,692)	$(13,058)	$(17,749)	$1,512	$2,922	$4,434

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and (2) effective in accomplishing those objectives, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The Company’s independent registered Chartered Accountants, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which immediately follows.

/s/ Joseph I. Gasca	/s/ W. Gordon Lancaster
Joseph I. Gasca	W. Gordon Lancaster
President and Chief Executive Officer	Chief Financial Officer

February 11, 2008

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Ivanhoe Energy Inc.:

We have audited the internal control over financial reporting of Ivanhoe Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 11, 2008 expressed an unqualified opinion on those financial statements and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada — United States of America Reporting Differences referring to changes in accounting principles and conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern.

(signed) “Deloitte & Touche LLP”
Independent Registered Chartered Accountants
Calgary, Canada
February 11, 2008

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name, Age and	Position with	Present Occupation and
Municipality of Residence	the Registrant	Principal Occupation for the Past Five Years

DAVID R. MARTIN, age 76 Santa Barbara, California	Executive Co-Chairman of the Board (since May 2006) and Director (since August 1998)	Executive Co-Chairman of the Board, Ivanhoe Energy Inc., (May 2006 — Present); Chairman of the Board, Ivanhoe Energy Inc. (August 1998 — May 2006); President, Cathedral Mountain Corporation (1997 — present)
A. ROBERT ABBOUD, age 78 Barrington Hills, IL	Independent Co-Chairman and Lead Director (since May 2006)	President, A. Robert Abboud and Company, a private investment company (1984 — present)
ROBERT M. FRIEDLAND, age 57 Singapore	Deputy Chairman — Capital Markets (since June, 1999) and Director (since February 1995)	Chairman and President, Ivanhoe Capital Corporation, a Singapore based venture capital company principally involved in establishing and financing international mining and exploration companies (1987 — present); Chairman and Director, Ivanhoe Mines Ltd. (March 1994 — present)
E. LEON DANIEL, age 70 Park City, Utah	Deputy Chairman — Projects and Engineering, (since May 2006) and Director (since August 1998)	Deputy Chairman - Projects and Engineering, Ivanhoe Energy Inc. (May 2006 — present); President and Chief Executive Officer, Ivanhoe Energy Inc. (June, 1999 — May 2006)
JOSEPH I. GASCA, age 51 The Woodlands, Texas	President and Chief Executive Officer (since January 2007)	President and Chief Executive Officer, Ivanhoe Energy Inc. (January 2007 — present); President and Chief Operating Officer, Ivanhoe Energy Inc. (July 2006 — January 2007); Region Technical Director — Europe/Asia BG Group (January 2006 — June 2006); General Manager — Operations; BG Group (August 2004 -- December 2005); Chief Operating Officer, Mosaic Natural Resources Ltd. (January 2003 — July 2004); President, Star Insight Ltd. (May 2002- July 2004

Name, Age and	Position with	Present Occupation and
Municipality of Residence	the Registrant	Principal Occupation for the Past Five Years

SHUN-ICHI SHIMIZU, age 68 Tokyo, Japan	Director (since July 1999)	Managing Director of C.U.E. Management Consulting Ltd. (1994 — present)
HOWARD R. BALLOCH, age 56 Beijing, China	Director (since January 2002)	President, The Balloch Group (July 2001 — present) President, Canada China Business Council (July 2001 — 2006); Canadian Ambassador to China, Mongolia and Democratic Republic of Korea (April 1996 — July 2001)
J. STEVEN RHODES, age 56 Los Angeles, California	Director (since December 2003)	Chairman and Chief Executive Officer, Claiborne -Rhodes, Inc. (2001 — present); Senior Vice President, First Southwest Company (1999 — 2001)
ROBERT G. GRAHAM, age 54 Ottawa, Ontario	Director (since April 2005)	Chairman of the Board of Directors, Ensyn Corporation (June, 2007 — Present); President and CEO, Ensyn Corporation (April 2005 — June 2007); Chairman and CEO, Ensyn Group (October 1984-- April 2005)
ROBERT A. PIRRAGLIA, age 58 Boca Raton, Florida	Director (since April 2005)	Executive Vice President, Ensyn Corporation (October 2007 — Present); Chief Operating Officer and Vice President, Ensyn Corporation (April 2005 — October 2007); Chief Operating Officer and Vice President, Ensyn Group, Inc. (September 1998 — April 2005)
BRIAN DOWNEY, C.M.A. age 66 Lake in the Hills, Illinois	Director (since July 2005)	President, Downey & Associates Management Inc. (July 1986 — present); Financial Advisor, Lending Solutions, Inc. (January 2002 — present) Partner/Owner, Lending Solutions, Inc. (November 1995 — January 2002)
PETER G. MEREDITH C.A., age 65 Vancouver, British Columbia	Director (since December, 2007)	Deputy Chairman, Ivanhoe Mines Ltd. (May, 2006 — present): Chief Financial Officer, Ivanhoe Capital Corporation (1996 — present) Chief Executive Officer, SouthGobi Energy Resources (June, 2007 — present), Chief Financial Officer, Ivanhoe Mines Ltd. (June, 1999 — November, 2001)
W. GORDON LANCASTER, C.A., age 64 Vancouver, British Columbia	Chief Financial Officer (since January 2004)	Chief Financial Officer, Ivanhoe Energy Inc. (January 2004 — present); Vice President Finance and Chief Financial Officer, Xantrex Technology Inc. (July 2003 — December 2003); Vice President Finance and Chief Financial Officer, Power Measurement, Inc. (August 2000 — June 2003)
MICHAEL SILVERMAN, age 55 Houston, Texas	Executive Vice President, Technology and Chief Technology Officer (since September 2007)	Executive Vice President, Technology and Chief Technology Officer, Ivanhoe Energy Inc. (September, 2007 — present); Vice President, Technology, Ivanhoe Energy Inc. (May, 2007 — September, 2007); Vice President Technology, KBR, Inc. (May, 2004 — May, 2007); Director Technology Center, KBR, Inc. (May, 2000 — May, 2004)
EDWIN J. VEITH, age 49 Frazier Park, California	Executive Vice President, Upstream (since September 2007)	Executive Vice President, Upstream, Ivanhoe Energy Inc. (September, 2007 — present); Vice President, HTL Technology, Ivanhoe Energy (USA) Inc. (Nov., 2005 — present); Chief Reservoir Engineer, Ivanhoe Energy (USA) Inc. (June, 2001 — Nov., 2005)

Name, Age and	Position with	Present Occupation and
Municipality of Residence	the Registrant	Principal Occupation for the Past Five Years

PATRICK CHUA, age 52 Hong Kong, China	Executive Vice-President (since June 1999)	Executive Vice-President, Ivanhoe Energy Inc. (June 1999 — present); Chairman, Sunwing Energy Ltd. (Bermuda) (April 2004 — present); President, Sunwing Energy Ltd. (Bermuda) (March 2000 — April 2004)
GERALD MOENCH, age 59 Lethbridge, Alberta	Executive Vice-President (since June 1999)	Executive Vice-President, Ivanhoe Energy Inc. (June, 1999 — present); President, Sunwing Energy Ltd. (Bermuda) (April 2004 — present)

All of our directors, with the exception of Mr. Peter Meredith, who was appointed to the Board in December 2007, were elected at our last annual general meeting of shareholders (“AGM”) held on May 3, 2007. The term of office of each director concludes at our next AGM, unless the director’s office is earlier vacated in accordance with our by-laws. There are no family relationships among any of our directors, officers or key employees.

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

We plan to reduce the size of our Board of Directors from 12 directors to 7 directors in connection with our proposed reorganization and in order to facilitate more effective decision-making. See “Corporate Strategy” under Items 1 and 2 “Business and Properties”. At our next AGM, scheduled to be held on May 29, 2008, we plan to nominate 7 nominees for election to our Board of Directors for the ensuing year. Information respecting each of these nominees will be included in the management proxy circular in respect of the AGM that we plan to mail to our shareholders on or about April 21, 2008. Those of our incumbent directors who will not be standing for re-election at the upcoming AGM will retire from our Board of Directors at the conclusion of the AGM and are expected to become directors of one or more of our Latin America, Middle East and Sunwing subsidiaries. Following the AGM, it is expected that, effective May 29, 2008, our Board of Directors will appoint our Deputy Chairman, Robert M. Friedland as Executive Chairman and Chief Executive Officer. Our current President and Chief Executive Officer, Joseph I. Gasca has elected not to stand for re-election as a board member, and will step down as President and Chief Executive Officer as of May 29, 2008. Until then, he will continue to serve as President and Chief Executive Officer.

As required under the Business Corporations Act (Yukon), our Board of Directors has an Audit Committee. We also have a Compensation Committee, a Nominating and Corporate Governance Committee and a Business Development Committee. The members of the Audit Committee are Messrs. Brian Downey, Howard R. Balloch and A. Robert Abboud. Mr. Downey, one of our current independent directors, has been determined by the Board of Directors to be an Audit Committee financial expert. We believe that Mr. Downey’s prior experience working as a Certified Management Accountant and significant financial and business experience at the executive levels of management qualifies him to be an Audit Committee financial expert. The current members of the Compensation Committee are Messrs. Howard R. Balloch (Chair), J. Steven Rhodes and Brian Downey. The current members of the Nominating and Corporate Governance Committee are Messrs. Howard R. Balloch (Chair), J. Steven Rhodes and Robert A. Pirraglia. The current members of the Business Development Committee are Messrs. Robert A. Pirraglia (Chair), Robert M. Friedland, Shun-ichi Shimizu, Robert G. Graham, Howard R. Balloch, J. Steven Rhodes, Brian Downey, A. Robert Abboud and Peter G. Meredith. Following the AGM, it is expected that the new Board of Directors will re-constitute each of the above-referenced committees with selected individuals elected as directors at the AGM.

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

Other Directorships

Messrs. Howard R. Balloch, Peter G. Meredith and Robert M. Friedland are all directors of Ivanhoe Mines Ltd. Mr. Balloch is also a director of Methanex Corporation, East Energy Corp. and Tiens Biotech Group USA Inc. Mr. Meredith is also a director of Entrée Gold Inc., Jinshan Gold Mines Inc., SouthGobi Energy Resources Ltd. and Great Canadian Gaming Corporation.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics applicable to all employees, consultants, officers and directors regardless of their position in our organization, at all times and everywhere we do business. The Code of Business Conduct and Ethics provides that our employees, consultants, officers and directors will uphold our commitment to a culture of honesty, integrity and accountability and that we require the highest standards of professional and ethical conduct from our employees, consultants, officers and directors. In November 2007 we made some minor amendments to our Code of Business Conduct and Ethics to improve procedures for reporting violations. Our Code of Business Conduct and Ethics, as amended, has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. A copy of our Code of Business Conduct and Ethics, as amended, may be obtained, without charge, by request to Ivanhoe Energy Inc., Suite 654-999 Canada Place, Vancouver, British Columbia, Canada V6C 3E1, Attention: Corporate Secretary or by phone to 604-688-8323.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with the requirements of applicable securities legislation in Canada, the following executive compensation disclosure is provided in respect of our Chief Executive Officer and Chief Financial Officer as at December 31, 2007, and each of our three most highly compensated executive officers whose annual compensation exceeded Cdn.$150,000 in the year ended December 31, 2007 (collectively, the “Named Executive Officers”). During the year ended December 31, 2007, the aggregate compensation paid to all of our executive officers whose annual compensation exceeded Cdn.$40,000 was U.S.$2,353,067.

Summary Compensation Table

The following table sets forth a summary of all compensation paid during the years ending December 31, 2007, 2006 and 2005 to each of the Named Executive Officers.

Summary Compensation Table (U.S.$)
					Long Term Compensation
					Awards
					Securities
	Annual Compensation				Under	Restricted
				Other	Options/	Shares or	Payouts
				Annual	SARs	Restricted		All Other
Name and				Compen-	Granted	Share	LTIP	Compensation
Principal Position	Year	Salary	Bonus(3)(5)	sation	(#)	Units	Payouts	(U.S.$)(4)

Joseph I. Gasca	2007	313,750	—	—	—	—	—	20,500
President and Chief	2006	152,417	—	—	1,000,000	—	—	9,200
Executive Officer(1)	2005	—	—	—	—	—	—	—
W. Gordon Lancaster	2007	243,600	—	—	—	—	—	—
Chief Financial Officer	2006	231,000	80,000	—	—	—	—	—
	2005	225,000	—	—	—	—	—	—
David R. Martin	2007	281,250	—	—	—	—	—	20,500
Executive Co-Chairman	2006	270,000	90,000	—	—	—	—	20,000
	2005	270,000	—	—	—	—	—	16,200
E. Leon Daniel	2007	310,000	—	—	—	—	—	20,500
Deputy Chairman — Projects and	2006	340,000	100,000	—	—	—	—	20,000
Engineering	2005	340,000	—	—	500,000	—	—	16,200
Ed Veith Executive Vice	2007	194,877	—	—	158,000	—	—	15,500
President, Upstream(2)	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—

(1)	Mr. Gasca was appointed President and Chief Operating Officer effective July 2006 and was designated the Chief Executive Officer effective January 29, 2007.

(2)	Mr. Veith was appointed as Executive Vice President, Upstream in September 2007.

(3)	Bonuses earned were paid in cash and common shares from our Employees’ and Directors’ Equity Incentive Plan at fair market value on the date of approval by the Compensation Committee.

(4)	Our matching contribution to the 401(k) plan, a U.S. defined contribution retirement plan available to U.S. employees.

(5)	As of the date of this report, our Compensation Committee has not made a final recommendation to the board of directors with respect to the payment of bonuses to our executive officers in respect of 2007. Pending the Compensation Committee’s recommendation and a decision by the board of directors to award bonuses to some or all of our executive officers, the amount of any bonuses payable to the Named Executive Officers in respect of 2007 cannot presently be determined.

Long Term Incentive Plan

We do not presently have a long-term incentive plan for any of our executive officers, including our Named Executive Officers.

Options and Stock Appreciation Rights (SARs)

During the year ended December 31, 2007, we granted to one of our Named Executive Officers incentive stock options exercisable to purchase up to 158,000 common shares. No other incentive stock options or freestanding

SARS were granted to any other Named Executive Officer during the year ended December 31, 2007. The following table provides details regarding the incentive stock options granted.

Option/SAR Grants in Last Fiscal Year
Market Value of
		Percent of Total			Securities
	Number of Securities	Options/SARs			Underlying
	Underlying	Granted to	Exercise		Options/SARs on
	Options/SARs	Employees in	or Base Price		the Date of Grant	Expiration
Name	Granted	Financial Year	($/Security)		($/Security)	Date
(a)	(#)(b)	(c)	(d)		(e)	(f)

Ed Veith	158,000(1)	4.9%	U.S. $	1.92	$303,360	October 4, 2012

(1)	80% of these incentive stock options vest and become exercisable incrementally as certain business development milestones are achieved.

(2)	On March 5, 2008, in anticipation of Robert M. Friedland’s appointment as Chief Executive Officer, the Board awarded Mr. Friedland 2.5 million incentive stock options, at an exercise price of Cdn.$1.61. Twenty percent of the incentive stock options vested on the date of the grant, with an additional 20% vesting upon the anniversary of the award date each year for the next four years.

Aggregated Option Exercises

During the year ended December 31, 2007, incentive stock options were exercised by a Named Executive Officer to acquire 1,091,195 common shares. The following table indicates for each of the Named Executive Officers the number and value of incentive stock options for common shares which were exercised during the year ended December 31, 2007, the number of exercisable and unexercisable incentive stock options held by each of the Named Executive Officers that remained unexercised as at December 31, 2007 and the value of all unexercised in-the-money incentive stock options as at that date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Value of Unexercised
			Number of Securities	In-the-Money
			Underlying Unexercised	Options at
	Shares		Options at	December 31, 2007
	Acquired on	Value	December 31, 2007	($U.S.)
	Exercise	Realized	(#)	Exercisable/Unexercisable
Name	(#)	($U.S.)	Exercisable/Unexercisable	(1)

Joseph I. Gasca	—	—	500,000/500,000	—
W. Gordon Lancaster	—	—	250,000/0	—
David R. Martin	1,091,195	1,917,154	2,062,500/0	2,198,158/0
E. Leon Daniel	—	—	466,667/200,000	177,629/0
Ed Veith	—	—	168,694/332,040	—

(1)	The value of unexercised in-the-money options at financial year-end is the difference between the closing price of our common shares on December 31, 2007 on the Toronto Stock Exchange (Cdn$1.55) and the exercise prices. This value has not been, and may never be, realized. The actual gains, if any, on exercise will depend on the value of our common shares on the date of option exercise.

Option and SAR Repricings

No options or freestanding SARs were re-priced during the year ended December 31, 2007.

Defined Benefit and Actuarial Plan

We do not presently provide a pension plan for our employees. However, in 2001, the Company adopted a defined contribution retirement or thrift plan (“401(k) Plan”) to assist U.S. employees in providing for retirement or other future financial needs. Employees’ contributions (up to the maximum allowed by U.S. tax laws) were matched 100% by the Company in 2007. The Company’s matching contributions to the 401(k) Plan were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

We have written contracts of employment with our Chief Executive Officer, Joseph I. Gasca and our Chief Financial Officer, Gordon Lancaster. We do not currently have written employment contracts with any of our other Named Executive Officers.

Mr. Gasca’s employment contract respecting his employment as President and Chief Operating Officer commenced on May 15, 2006. Mr. Gasca was elevated to the position of President and Chief Executive Officer on January 29, 2007 but his employment contract was not otherwise amended. Mr. Gasca’s contract established his initial annual base salary and provides for a term of employment of three years, unless terminated earlier in accordance with the provisions of the contract. We may terminate Mr. Gasca’s employment for cause without payment of any compensation. We may terminate Mr. Gasca’s employment without cause by making a lump sum payment in an amount equal to his annual base salary. Under the terms of the contract, Mr. Gasca was granted incentive stock options exercisable to acquire 1,000,000 common shares which are exercisable for ten years and vest over three years. If Mr. Gasca’s employment is terminated within twelve months of a change of control of the Company, Mr. Gasca is entitled to receive a lump sum payment in an amount equal to his annual base salary. At the discretion of the Company’s board of directors, Mr. Gasca is eligible for an annual bonus in an amount determined by the Board.

Mr. Lancaster’s employment contract respecting his employment as Chief Financial Officer commenced on January 1, 2004. Mr. Lancaster’s contract established his initial annual base salary but does not provide for a fixed term of employment. We may terminate Mr. Lancaster’s employment for any reason upon six months’ prior written notice. Under the terms of the contract, Mr. Lancaster was granted incentive stock options exercisable to acquire 250,000 common shares exercisable for five years and vesting over four years.

Director Compensation

Each independent director other than Mr. A. Robert Abboud receives director fees of $2,000 per month. Mr. Abboud receives an annual fee of $250,000 for acting as our Independent Co-Chairman and Lead Director. Mr. Brian Downey receives an additional payment of $7,500 per annum for acting as the Chairman of the Audit Committee. The Chairman of the Compensation and Benefits Committee and the Chairman of the Nominating and Corporate Governance Committee, Mr. Howard Balloch, receives an additional payment of $5,000 per annum per Committee for acting as such. Mr. Robert A. Pirraglia, receives an additional payment of $5,000 per annum for acting as the Chairman of the Business Development Committee. Each independent director, with the exception of Mr. A. Robert Abboud, receives a fee of $1,000 for participation in each Board of Directors meeting and each Committee meeting attended in person or via conference call. We do not pay any other cash or fixed compensation to its directors for acting in the capacity of a director. We reimburse directors for expenses they reasonably incur in the performance of their duties as directors. Each of our directors is also eligible to participate in our Employees’ and Directors’ Equity Incentive Plan.

We compensated certain of our non-management directors for acting as consultants. Details of these arrangements are as follows:

•	during the year ended December 31, 2007, we paid J. Steven Rhodes a monthly fee of U.S.$4,950.00 for providing business development consulting services;

•	during the year ended December 31, 2007, we paid a company controlled by Dr. Robert Graham fees for certain technical consulting services provided personally by Dr. Graham. We also paid additional amounts to a company in which Dr. Graham is a significant shareholder for services rendered to us by that company. See Item 13 “Certain Relationships and Related Transactions and Director Independence — Certain Business Relationships”; and

•	during the year ended December 31, 2007, we paid a company controlled by Shun-ichi Shimizu certain fees and expenses for providing business development consulting and other services. See Item 13 “Certain Relationships and Related Transactions and Director Independence — Certain Business Relationships”.

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

Share Bonus Plan

The Share Bonus Plan permits our Board of Directors to issue common shares as bonus awards to our directors, officers, employees and service providers on a discretionary basis having regard to such merit criteria as the Board of Directors may determine. The Share Bonus Plan limits the number of common shares that may be issued pursuant to bonus awards. As at December 31, 2007, there were 678,582 shares available to be issued from the Share Bonus Plan.

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

General

The aggregate maximum number of our common shares, which we may issue, or reserve for issuance under the Plan, including the Share Bonus Plan, is currently 24,000,000 common shares, less the number of common shares previously issued or reserved for issuance under the Plan. Any increase is subject to Toronto Stock Exchange approval and approval by our shareholders.

The maximum number of our common shares which we may at any time reserve for issuance:

•	under the Plan to any one person may not exceed 5% of our issued and outstanding common shares; or

•	under the Plan or under any other security-based compensation arrangement to our insiders may not exceed ten per cent (10%) of our issued and outstanding common shares.

The maximum number of our common shares which we may issue:

•	under the Plan or under any other security-based compensation arrangement within any one-year period to our insiders may not exceed ten per cent (10%) of our issued and outstanding common shares; or

•	under the Plan within any one-year period to any one of our insiders and his or her associates may not exceed five per cent (5%) of our issued and outstanding common shares.

As at December 31, 2007, there were 3,034,400 unallocated shares available to be issued from our Plan.

Our Board of Directors has the power to amend, suspend or terminate the Plan, including the power to make changes of a clerical or grammatical nature, changes regarding the persons eligible to participate in the Plan, changes to the exercise price, vesting, terms and termination provisions of options, changes to the Plan’s cashless exercise provisions, changes to the terms of the Share Bonus Plan provisions (other than the maximum number of common shares issuable under the Share Bonus Plan), changes to the acceleration and vesting of options in the event of a take-over bid and other matters relating to the Share Option Plan and the awards granted thereunder. Certain amendments to the Plan can only be made with the approval of our shareholders. Such amendments include:

•	an amendment to the aggregate number of common shares that may be reserved for issuance under the Plan;

•	an amendment to the aggregate maximum number of common shares issuable under the Share Bonus Plan component of the Plan;

•	an amendment to the Plan’s express limitations on the maximum number of common shares that may be reserved for issuance, or issued, to insiders;

•	an amendment that would reduce the exercise price, or extend the expiry date, of an outstanding option granted to an insider; or

•	an amendment to the amending provisions of the Plan.

Composition of the Compensation Committee

During the year ended December 31, 2007, our Compensation Committee consisted of Messrs. Howard R. Balloch, J. Steven Rhodes and Brian Downey. Since the beginning of the most recently completed financial year, which ended on December 31, 2007, none of Messrs. Balloch, Rhodes or Downey was indebted to the Company or any of its subsidiaries or had any material interest in any transaction or proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries. None of the Company’s executive officers serve as a member of the Compensation Committee or Board of Directors of any entity that has an executive officer serving as a member of the Compensation Committee or Board of Directors of the Company.

Report on Executive Compensation

Compensation and Benefits Committee and Approach to Executive Compensation

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

In 2007, we adopted a compensation program which outlines a series of quantitative and qualitative compensation parameters for our executive officers, including our CEO, and our non-executive management personnel. This program is based on a report prepared by an external consultant in 2005 and an internal review of our compensation policies and practices. The compensation program is designed to provide incentives to work for, and stay with, the Company and to drive strong Company performance, and to differentially reward skills more critical to our business plans. Under the 2007 compensation program, the Company seeks to pay near term compensation, using a pay grade system consistent with industry practice, which is competitive with industry while providing incentive compensation that is designed to outperform other options that employees and prospective employees might find in the marketplace.

Base Salary

The base salaries of our executive officers have traditionally been determined based on the requirements of an executive officer’s employment contract as well as a subjective assessment of each individual’s performance, experience and other factors we believe to be relevant, including prevailing industry demand for personnel having comparable skills and performing similar duties, the compensation the individual could reasonably expect to receive from a competitor and the Company’s ability to pay. We have also considered recommendations from outside compensation consultants and used compensation data obtained from publicly available sources.

Salary levels are assessed using a pay grade system that is consistent with industry practice. Each of our employees, including our executive officers, are placed in a pay grade based upon his or her knowledge, skills and relevant experience and credentials. Annual salary increases are made based on performance and relative position within a pay grade. Performance will be assessed and rated based on agreed objectives and behaviors. A simple three-tiered rating system is used for salaries, with top performers rewarded the highest, regular performers rewarded consistent with average industry trends and bottom performers receiving little or no salary increases.

Annual Bonus

The intent of our annual bonus program under the 2007 compensation program is to provide competitive near-term compensation. We use the same pay grade system for determining the target and maximum bonus that is achievable by an employee. Target and maximum bonus award levels will be benchmarked on a regular basis to ensure they are competitive with the industry. Bonus award levels for executive officers and senior non-executive management personnel are determined based on job specific criteria in addition to overall performance rating. The composition of annual bonus awards is a combination of our common shares and cash. In order to preserve cash, bonus awards consist predominantly of common shares with a significantly smaller cash component to facilitate the recipient’s ability to pay applicable income taxes.

For executive officers, potential bonus amounts range from 50% of salary (target) and 70% of salary (maximum) for our Chief Executive Officer, 40% of salary (target) and 60% of salary (maximum) for our Chief Financial Officer and 25%-30% of salary (target) and 37.5%-45% of salary (maximum) for other executive officers. 75% of the targeted bonus amount is earned through the achievement of measurable defined corporate objectives, including share price, net income, net operating cash flow and net production, as well as other specific corporate and individual goals, and 25% of the targeted bonus is based on discretionary factors.

Although several of our executive officers were successful in achieving individual corporate and business development goals, particularly in the areas of technology, financial management, investor relations and corporate governance, results were mixed with respect to more heavily weighted factors in the areas of business development, production, net income and operating expenses and the Compensation Committee has deferred making any quantitative recommendations to the Board of Directors respecting individual bonus awards pending a more thorough review and comparison of the defined performance targets against actual results.

Incentive Compensation

The relationship of corporate performance to executive compensation under our executive compensation program is created, in part, through equity compensation mechanisms. Incentive stock options, which vest and become exercisable through the passage of time, link the bulk of our equity-based executive compensation to shareholder return, measured by increases in the market price of our common shares. All outstanding stock options that have been granted under our equity incentive plan were granted at prices not less than 100% of the fair market value of the Company’s common shares on the dates such options were granted.

We continue to believe that stock-based incentives encourage and reward effective management that results in long-term corporate financial success, as measured by stock appreciation. Stock-based incentives awarded to our executive officers have been traditionally based upon the Compensation Committee’s subjective evaluation of each executive officer’s ability to influence our long-term growth and to reward outstanding individual performance and contributions to our business. Other factors influencing our recommendations respecting the nature and scope of the equity compensation and equity incentives to be awarded to our executive officers in a given year have included: awards made in previous years and, particularly in the case of equity incentives, the number of incentive stock options that remain outstanding and exercisable from grants in previous years and the exercise price and the remaining exercise term of those outstanding stock options.

The intent of our incentive compensation under the 2007 compensation program is to provide incentives that outperform other options that employees and prospective employees might find in the marketplace. In 2007 and in future, we intend to use the same pay grade system for outlining the target and maximum incentive compensation that is achievable for an executive or employee. For executives and higher pay grade employees, annual incentive compensation awards will be provided based on specific performance criteria, value to the Company in terms of skills, knowledge and experience, completion of specific projects as well as subjective criteria. Incentive compensation awards for executives and upper pay grade employees are expected to include stock options and may in the future include other securities such as restricted shares.

Option exercise periods and vesting schedules for options granted to executive officers are determined, on a case by case basis, by the Compensation Committee and the Board. Although we have traditionally taken an approach to vesting that is based on the effluxion of time, we have, in appropriate circumstances, granted options with vesting schedules based on the achievement of specified corporate objectives.

Chief Executive Officer Compensation

The base salary of our current CEO was set by the terms of his employment contract, which are described under “Employment Contracts, Termination of Employment and Change-In-Control Arrangements”. Under the terms of his employment contract, our current CEO was granted incentive stock options to acquire 1,000,000 common shares which vest over three years and are exercisable for ten years.

The salary and stock option compensation offered to our current CEO at the time of his appointment were based on competitive market factors, his level of experience and responsibility, the compensation practices of other industry participants, and the negotiations that took place in connection with his appointment. Our CEO’s employment contract also provides that he is eligible to receive an annual bonus at the discretion of the Board of Directors based on performance criteria determined by the Board.

Our current CEO’s eligibility to receive a bonus in respect of the 2007 fiscal year is based on substantially the same performance criteria used to measure the bonus eligibility of our other executive officers, with 75% of the targeted bonus amount to be earned through the achievement of measurable defined corporate objectives and 25% to be based on discretionary factors. As noted above, as of the date of this report, the Compensation Committee has not finalized its recommendations to the Board of Directors respecting individual bonus awards to the current CEO and our other executive officers pending a more thorough review and comparison of the defined performance targets originally set for 2007 against actual results achieved during the year.

Submitted on behalf of the Compensation Committee:

Mr. Howard R. Balloch
Mr. J. Steven Rhodes
Mr. Brian F. Downey

Performance Graph

The following graph and table compares the cumulative shareholder return on a $100 investment in our common shares to a similar investment in companies comprising the S&P/TSX Composite Index, including dividend reinvestment, for the period from December 31, 2002 to December 31, 2007.

	As at December 31,
	(Cdn.$)
	2002	2003	2004	2005	2006	2007
Ivanhoe Energy Inc.	$100	$674	$422	$171	$218	$215

S&P/TSX Composite Index	$100	$127	$145	$180	$211	$232

The information provided in this Performance Graph shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”), other than as provided in Item 201 to Regulation S-K under the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent the Company specifically requests that it be treated as soliciting material or specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, no person or group is known to beneficially own 5% or more of our issued and outstanding common shares. Based on information known to us, the following table sets forth the beneficial ownership of each such person or group in our common shares as at March 10, 2008.

	Name and Address of	Number of Shares		Percentage
Title of Class	Beneficial Owner	Beneficially Owned(1)		of Class

Common Shares	Robert M. Friedland 150 Beach Road #25-03 The Gateway West Singapore 189720	51,511,725	(2)	20.37
Common Shares	Directors and Executive Officers as a Group (17 persons)	65,083,628	(3)	25.74

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

(2)	50,594,620 common shares are held indirectly through Newstar Securities SRL, Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland.

(3)	Includes 5,777,407 unissued common shares issuable to directors and senior officers upon exercise of incentive stock options.

Security Ownership of Management

The following table sets forth the beneficial ownership as at March 10, 2008 of our common shares by each of our directors, our executive officers and by all of our directors and executive officers as a group:

		Amount
		and Nature
		of Beneficial		Percentage	Incentive Stock
		Ownership (1)		of Class	Options Included in
Title of Class	Name of Beneficial Owner	(a)		(b)	(a)(c)

Common Shares	David R. Martin	3,712,364		1.47	2,062,500
Common Shares	A. Robert Abboud	432,000		0.17	232,000
Common Shares	Robert M. Friedland	51,511,725	(2)	20.37	500,000
Common Shares	E. Leon Daniel	1,246,683		0.49	566,667
Common Shares	Joseph I. Gasca	533,750		0.21	500,000
Common Shares	Shun-ichi Shimizu	180,100		0.07	80,000
Common Shares	Howard R. Balloch	220,000		0.09	170,000
Common Shares	J. Steven Rhodes	331,000		0.13	325,000
Common Shares	Robert G. Graham	5,315,112		2.10	290,000
Common Shares	Robert A. Pirraglia	463,396		0.18	240,000
Common Shares	Brian Downey	220,000		0.09	170,000
Common Shares	Peter G. Meredith	30,000		0.01	30,000
Common Shares	W. Gordon Lancaster	301,451		0.12	250,000
Common Shares	Michael Silverman	104,000		0.04	104,000
Common Shares	Edwin J. Veith	223,618		0.09	187,240
Common Shares	Patrick Chua	96,265		0.04	10,000
Common Shares	Gerald Moench	162,164		0.06	60,000
Common Shares	All directors and executive officers as a group (17 persons)	65,083,628		25.74	5,777,407

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unissued common shares subject to options, warrants or other convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for the purpose of computing the beneficial ownership of common shares of the person holding such convertible security but are not deemed outstanding for computing the beneficial ownership of common shares of any other person.

(2)	50,594,620 common shares are held indirectly through Newstar Securities SRL, Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland.

Securities Authorized for Issuance under Equity Compensation Plans

Other than a specific grant of incentive stock options made during 2006 to Joseph I. Gasca as an inducement to accept our offer of employment as President, all of the incentive stock options and equity compensation awards we grant are made under our Plan, the material terms of which are described in Item 11 “Executive Compensation”. The Plan is the only equity compensation plan we have in effect and is intended to further align the interests of our directors and management with our company’s long-term performance and the long-term interests of our shareholders. Our shareholders have approved the Plan and all amendments thereto. The following information is as at December 31, 2007:

	Equity Compensation Plan Information
			Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by Security holders	11,944,764	Cdn. $2.30	3,034,400
Equity compensation plans not approved by Security holders(1)	1,000,000	Cdn. $3.18	—

Total	12,944,764	Cdn. $2.37	3,034,400

(1)	Consists of incentive stock options granted to Mr. Joseph Gasca as an inducement to accepting employment with the Company. These incentive stock options were not granted under the Company’s existing Plan previously approved by shareholders and the common shares reserved for issuance to Mr. Gasca upon the exercise of these incentive stock options are not included in the total number of common shares reserved for issuance under the existing Plan. Under the rules and policies of the Toronto Stock Exchange, security based compensation arrangements offered as inducements to prospective employees do not require shareholder approval.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

We borrowed $1.25 million from Ivanhoe Capital Finance Ltd.; a company wholly owned by Mr. Robert M. Friedland our Deputy Chairman and a director. The unsecured loan was repaid with accrued interest, at U.S. prime plus 3%, in September 2003. We negotiated a revolving credit facility of $1.25 million to re-establish or extend that loan in the future as needs arise.

Certain Business Relationships

We are party to cost sharing agreements with other companies wholly or partially owned by Mr. Robert M. Friedland. Through these agreements, we share office space, furnishings, equipment, air travel and communications facilities in Vancouver, Beijing and Singapore. We also share the costs of employing administrative and non-executive management personnel at these offices. During the year ended December 31, 2007, our share of costs for the Vancouver and Singapore offices was $978,694. Effective as of 2008, we have agreed, as part of our cost sharing arrangements and in connection with Mr. Friedland’s anticipated appointment as Chief Executive Officer, to share the costs of operating an aircraft owned by a private company of which Mr. Friedland is the sole shareholder.

During the year ended December 31, 2007, we paid $844,460 to a wholly owned subsidiary of Ensyn Corporation, an unaffiliated company that was spun off from Ensyn Group, Inc. as a result of our acquisition of Ensyn Group, Inc. on April 15, 2005. Of this amount, $109,825 was reimbursement of salary, benefits and travel expenses for one of our directors, Dr. Robert Graham, in his position as Chief Executive Officer and President of

Ensyn Corporation (a position from which he has since resigned). The remaining amount of $734,635 was paid to Ensyn Corporation’s wholly owned subsidiary during the year ended December 31, 2007 for technical services provided to us. Mr. Graham owns an approximate 24% equity interest in Ensyn Corporation. In addition, the Company paid Dr. Graham’s private consulting company $202,788 for his role as interim Chief Technology Officer and subsequent consulting services.

During the year ended December 31, 2007, a company controlled by Mr. Shun-ichi Shimizu, one of our directors, received $1,143,967 for consulting services and out of pocket expenses.

A list of our directors is contained in Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The following table summarizes the aggregate fees billed by Deloitte & Touche LLP:

	Year Ended December 31,
	Cdn.($000)
	2007	2006

Audit fees(a)	$702	$835
Audit related fees(b)	—	112
Tax fees(c)	80	135
All other fees(d)	—	—

	$782	$1,082

(a)	Fees for audit services billed in 2007 and 2006 consisted of:

•	Audit of our annual financial statements

•	Reviews of our quarterly financial statements

•	Comfort letters, statutory and regulatory audits, consents and other services related to Canadian and U.S. securities regulatory matters

•	Review of our internal controls over financial reporting in compliance with the requirements of the Sarbanes Oxley Act of 2002.

(b)	Fees for audit related services billed in 2006 consist of financial and tax analysis in contemplation of our proposed merger with China Mineral Acquisition Corporation.

(c)	Fees for tax services billed in 2007 and 2006 consisted of tax compliance and tax planning and advice:

•	Fees for tax compliance services totaled Cdn.$62,000 and Cdn.$71,000 in 2007 and 2006, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i. Federal, state and local income tax return assistance

ii. Preparation of expatriate tax returns

iii. Assistance with tax return filings in certain foreign jurisdictions

•	Fees for tax planning and advice services totaled Cdn.$18,000 and Cdn.$64,000 in 2007 and 2006, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of tax advice related to structuring certain proposed mergers, acquisitions and disposals.

(d)	“All other fees” includes fees for services billed in 2007 and 2006 other than the services reported as “Audit fees”, “Audit related fees”, or “Tax fees”.

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

We refer you to the Financial Statements and Supplementary Data in Item 8 of this report where these documents are listed. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibits

3.1	Articles of Ivanhoe Energy Inc. as amended May 3, 2007.
3.2	Bylaws of Ivanhoe Energy Inc. as amended May 15, 2001 and further amended March 8, 2007
10.1	Petroleum Contract for Kongnan Block, Dagang Oilfield of the People’s Republic of China dated September 8, 1997 between China National Petroleum Corporation and Pan-China Resources Ltd., as amended June 11, 1999 (Incorporated by reference to Exhibit 3.15 of Form 20-F filed with the Securities and Exchange Commission on February 28, 2000)
10.2	Master License Agreement Amendment No. 1 dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (Incorporated by reference to Exhibit 10.18 of Form 10-K filed with the Securities and Exchange Commission on March 16, 2001)
10.3	Petroleum Contract dated September 19, 2002 between China National Petroleum Corporation and Pan-China Resources Ltd. for Zitong Block, Sichuan Basin of the People’s Republic of China (Incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)
10.4	Strategic Development Alliance Letter Agreement dated September 26, 2002 between Ivanhoe Energy Inc. and CITIC Energy Ltd. (Incorporated by reference to Exhibit 10.13 of Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)
10.5	Employees’ and Directors’ Equity Incentive Plan as amended May 3, 2007.
10.6	Amendment No. 2 to Master License Agreement between Syntroleum Corporation and the Company dated June 1, 2002 (Incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2006).
10.7	Amendment No. 3 to Master License Agreement between Syntroleum Corporation and the Company dated July 1, 2003 (Incorporated by reference to Exhibit 10.17 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2004)
10.8	Terms of Agreement — Conversion of Participating Interest by Richfirst dated February 18, 2006 among Richfirst Holdings Limited, Pan-China Resources Limited, Sunwing Energy Ltd. and the Company (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 24, 2006)
10.9	Amended and Restated License Agreement dated December 8, 1997 between Ensyn Technologies Inc. and Ensyn Group, Inc. and as amended on February 12, 1999 (Incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2006).
10.10	Employment Agreement dated November 25, 2003 between Ivanhoe Energy Inc. and W. Gordon Lancaster (Incorporated by reference to Exhibit 10.22 of Form 10-K filed with the Securities and Exchange Commission on March 10, 2005)
10.11	Employment Agreement, dated May 15, 2006 between Ivanhoe Energy Inc. and Joseph I. Gasca (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 26, 2006).
10.12	Stock Purchase Agreement, dated May 12, 2006 between Ivanhoe Energy Inc., Sunwing Holding Corporation, Sunwing Energy Ltd and China Mineral Acquisition Corporation (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 17, 2006).
10.13	Termination of Stock Purchase Agreement, dated August 31, 2006, between Ivanhoe Energy Inc., Sunwing Holding Corporation, Sunwing Energy Ltd. and China Mineral Acquisition Corporation (Incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

Exhibits

10.14	Facility Agreement, dated September 14, 2007 between Pan-China Resources Ltd., Sunwing Energy Ltd., Sunwing Holding Corporation, Sunwing Zitong Energy Ltd., Standard Bank PLC and Standard Bank Asia Limited (Incorporated by reference to Exhibit 10.15 of Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007).
10.15	Credit Agreement, dated October 30, 2006 between Ivanhoe Energy (USA) Inc. and LaSalle Bank N.A.
10.16	Indemnification Agreements entered into during the first quarter of 2008 between Ivanhoe Energy Inc. and its executive officers and directors.
10.17	Employment Agreement dated May 2, 2007 between Ivanhoe Energy Inc. and Michael Silverman.
14.1	Code of Business Conduct and Ethics as amended November 2, 2007.
21.1	Subsidiaries of Ivanhoe Energy Inc.
23.1	Consent of GLJ Petroleum Consultants Ltd., Petroleum Engineers
23.2	Consent of Netherland, Sewell & Associates, Inc.
23.3	Consent of Deloitte & Touche LLP
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVANHOE ENERGY INC.

By:
/s/  Joseph I. Gasca
Name:     Joseph I. Gasca

Title:	President and Chief Executive Officer
Dated: March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH I. GASCA Joseph I. Gasca	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2008

/s/ W. GORDON LANCASTER W. Gordon Lancaster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ DAVID R. MARTIN David Martin	Executive Co-Chairman of the Board and Director	March 5, 2008

/s/ A. ROBERT ABBOUD A. Robert Abboud	Independent Co-Chairman and Lead Director	March 5, 2008

/s/ ROBERT M. FRIEDLAND Robert M. Friedland	Deputy Chairman — Capital Markets and Director	March 5, 2008

/s/ E. LEON DANIEL E. Leon Daniel	Deputy Chairman — Projects and Engineering and Director	March 5, 2008

/s/ SHUN-ICHI SHIMIZU Shun-ichi Shimizu	Director	March 5, 2008

/s/ HOWARD R. BALLOCH Howard Balloch	Director	March 5, 2008

/s/ J. STEVEN RHODES J. Steven Rhodes	Director	March 5, 2008

/s/ ROBERT G. GRAHAM Robert G. Graham	Director	March 5, 2008

Signature	Title	Date

/s/ ROBERT A. PIRRAGLIA Robert A. Pirraglia	Director	March 5, 2008

/s/ BRIAN DOWNEY Brian Downey	Director	March 5, 2008

/s/ PETER G. MEREDITH Peter G. Meredith	Director	March 5, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Ivanhoe Energy Inc. as amended to May 3, 2007
3.2	Bylaws of Ivanhoe Energy Inc. as amended May 15, 2001 and further amended March 8, 2007
10.1	Petroleum Contract for Kongnan Block, Dagang Oilfield of the People’s Republic of China dated September 8, 1997 between China National Petroleum Corporation and Pan-China Resources Ltd., as amended June 11, 1999 (Incorporated by reference to Exhibit 3.15 of Form 20-F filed with the Securities and Exchange Commission on February 28, 2000)
10.2	Master License Agreement Amendment No. 1 dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (Incorporated by reference to Exhibit 10.18 of Form 10-K filed with the Securities and Exchange Commission on March 16, 2001)
10.3	Petroleum Contract dated September 19, 2002 between China National Petroleum Corporation and Pan-China Resources Ltd. for Zitong Block, Sichuan Basin of the People’s Republic of China (Incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)
10.4	Strategic Development Alliance Letter Agreement dated September 26, 2002 between Ivanhoe Energy Inc. and CITIC Energy Ltd. (Incorporated by reference to Exhibit 10.13 of Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)
10.5	Employees’ and Directors’ Equity Incentive Plan as amended May 3, 2007.
10.6	Amendment No. 2 to Master License Agreement between Syntroleum Corporation and the Company dated June 1, 2002 (Incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2006).
10.7	Amendment No. 3 to Master License Agreement between Syntroleum Corporation and the Company dated July 1, 2003 (Incorporated by reference to Exhibit 10.17 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2004)
10.8	Terms of Agreement — Conversion of Participating Interest by Richfirst dated February 18, 2006 among Richfirst Holdings Limited, Pan-China Resources Limited, Sunwing Energy Ltd. and the Company (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 24, 2006)
10.9	Amended and Restated License Agreement dated December 8, 1997 between Ensyn Technologies Inc. and Ensyn Group, Inc. and as amended on February 12, 1999 (Incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Securities and Exchange Commission on March 15, 2006)
10.10	Employment Agreement dated November 25, 2003 between Ivanhoe Energy Inc. and W. Gordon Lancaster (Incorporated by reference to Exhibit 10.22 of Form 10-K filed with the Securities and Exchange Commission on March 10, 2005)
10.11	Employment Agreement, dated May 15, 2006 between Ivanhoe Energy Inc. and Joseph I. Gasca (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 26, 2006)
10.12	Stock Purchase Agreement, dated May 12, 2006 between Ivanhoe Energy Inc., Sunwing Holding Corporation, Sunwing Energy Ltd and China Mineral Acquisition Corporation (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on May 17, 2006)
10.13	Termination of Stock Purchase Agreement, dated August 31, 2006, between Ivanhoe Energy Inc., Sunwing Holding Corporation, Sunwing Energy Ltd. and China Mineral Acquisition Corporation (Incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).
10.14	Facility Agreement, dated September 14, 2007 between Pan-China Resources Ltd., Sunwing Energy Ltd., Sunwing Holding Corporation, Sunwing Zitong Energy Ltd., Standard Bank PLC and Standard Bank Asia Limited (Incorporated by reference to Exhibit 10.15 of Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007).
10.15	Credit Agreement, dated October 30, 2006 between Ivanhoe Energy (USA) Inc. and LaSalle Bank N.A.

Exhibit No.	Description

10.16	Indemnification Agreements entered into during the first quarter of 2008 between Ivanhoe Energy Inc. and its executive officers and directors.
10.17	Employment Agreement, dated May 2, 2007 between Ivanhoe Energy Inc. and Michael Silverman.
14.1	Code of Business Conduct and Ethics amended November 2, 2007.
21.1	Subsidiaries of Ivanhoe Energy Inc.
23.1	Consent of GLJ Petroleum Consultants Ltd., Petroleum Engineers
23.2	Consent of Netherland, Sewell & Associates, Inc.
23.3	Consent of Deloitte & Touche LLP
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002