Form 10-Q
period 2009-06-30
IVANHOE ENERGY INC
filed 2009-08-10
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s capital stock outstanding as of August 7, 2009 was 279,381,187 Common Shares, no par value.

Page
PART I Financial Information

Item 1 Financial Statements

Unaudited Condensed Consolidated Balance Sheets as at June 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations, Comprehensive Loss and Accumulated Deficit for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II Other Information

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	43

Item 6. Exhibits	43

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
Item 1 Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	June 30,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$16,135	$38,477
Accounts receivable	5,118	3,802
Prepaid and other current assets	1,483	1,487
Derivative instruments	—	1,459
Assets of discontinued operations	63,436	2,727

	86,172	47,952

Oil and gas properties and development costs, net	144,335	143,974
Intangible assets — HTLTM technology	92,153	92,153
Long term assets	403	152
Assets of discontinued operations	—	33,044

	$323,063	$317,275

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,263	$9,219
Income tax payable	—	650
Debt — current portion	—	412
Derivative instruments	245	—
Asset retirement obligations — current portion	1,974	—
Liabilities of discontinued operations — current portion	7,337	6,074

	16,819	16,355

Long term debt	39,792	37,855
Asset retirement obligations	190	1,928
Long term obligation	1,900	1,900
Future income tax liability	29,600	—
Liabilities of discontinued operations	—	1,810

	88,301	59,848

Commitments and contingencies (Note 7)

Going concern and basis of presentation (Note 1)

Shareholders’ Equity:
Share capital, issued 279,381,187 common shares	413,857	413,857
Purchase warrants	18,805	18,805
Contributed surplus	17,849	16,862
Convertible note	2,086	2,086
Accumulated deficit	(217,835)	(194,183)

	234,762	257,427

	$323,063	$317,275

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations,
     Comprehensive Loss and Accumulated Deficit
(stated in thousands of U.S. Dollars, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue
Oil revenue	$6,009	$11,746	$11,742	$22,635
Loss on derivative instruments	(1,173)	(15,009)	(1,092)	(17,691)
Interest income	8	14	18	42

	4,844	(3,249)	10,668	4,986

Expenses
Operating costs	2,444	5,303	5,145	9,613
General and administrative	3,834	3,835	9,714	7,299
Business and technology development	1,766	1,445	3,803	2,919
Depletion and depreciation	6,045	6,431	12,000	13,340
Foreign exchange loss	2,680	197	1,686	321
Interest expense and financing costs	158	373	335	757

	16,927	17,584	32,683	34,249

Loss from continuing operations before income taxes	(12,083)	(20,833)	(22,015)	(29,263)

(Provision for) recovery of income taxes
Current	639	—	(1,006)	—
Future	—	2,286	—	2,286

	639	2,286	(1,006)	2,286

Net loss from continuing operations	(11,444)	(18,547)	(23,021)	(26,977)
Net income (loss) from discontinued operations	66	(3,184)	(631)	(3,298)

Net loss and comprehensive loss	(11,378)	(21,731)	(23,652)	(30,275)

Accumulated deficit, beginning of period	(206,457)	(168,534)	(194,183)	(159,990)

Accumulated deficit, end of period	$(217,835)	$(190,265)	$(217,835)	$(190,265)

Net loss per share
Net Loss from continuing operations, basic and diluted	$(0.04)	$(0.08)	$(0.08)	$(0.11)
Net Income (Loss) from discontinued operations, basic and diluted	0.00	(0.01)	(0.00)	(0.01)

Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.12)

Weighted average number of Shares (in thousands)
Basic and diluted	279,381	245,250	279,381	245,063

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(stated in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Operating Activities
Net loss	$(11,378)	$(21,731)	$(23,652)	$(30,275)
Net (income) loss from discontinued operations	(66)	3,184	631	3,298
Items not requiring use of cash:
Depletion and depreciation	6,045	6,431	12,000	13,340
Stock based compensation	526	793	987	1,911
Unrealized loss on derivative instruments	1,249	12,878	1,704	14,836
Unrealized foreign exchange loss	2,620	—	1,646	—
Future income tax recovery	—	(2,286)	—	(2,286)
Other	72	202	164	317
Changes in non-cash working capital items	(3,985)	1,255	(3,277)	1,255

Net cash provided by (used in) operating activities from continuing operations	(4,917)	726	(9,797)	2,396
Net cash provided by operating activities from discontinued operations	2,031	1,900	2,823	3,247

Net cash provided by (used in) operating activities	(2,886)	2,626	(6,974)	5,643

Investing Activities
Capital investments	(6,692)	(1,880)	(11,900)	(4,720)
Advance repayments	—	100	—	100
Other	(153)	(74)	(153)	(103)
Changes in non-cash working capital items	35	(1,040)	(672)	(2,434)

Net cash used in investing activities from continuing operations	(6,810)	(2,894)	(12,725)	(7,157)
Net cash used in investing activities from discontinued operations	(233)	(974)	(586)	(3,194)

Net cash used in investing activities	(7,043)	(3,868)	(13,311)	(10,351)

Financing Activities
Proceeds from exercise of options and warrants	—	686	—	686
Proceeds from debt obligations, net of financing costs	—	4,772	—	4,772
Payments of debt obligations	—	(615)	(416)	(1,230)
Payments of deferred financing costs	—	(1,481)	—	(2,065)
Other	(25)	—	(100)	—
Changes in non-cash working capital items	(3)	703	(26)	703

Net cash provided by (used in) financing activities from continuing operations	(28)	4,065	(542)	2,866
Net cash provided by financing activities from discontinued operations	—	700	—	700

Net cash provided by (used in) financing activities	(28)	4,765	(542)	3,566

Foreign Exchange Loss on Cash and Cash Equivalents Held in a Foreign Currency	(4)	—	(35)	—

Increase (Decrease) in Cash and Cash Equivalents, for the period	(9,961)	3,523	(20,862)	(1,142)
Cash and cash equivalents, beginning of period	28,364	6,691	39,265	11,356

Cash and Cash Equivalents, end of period	$18,403	$10,214	$18,403	$10,214

Cash and cash equivalents, end of period — continuing operations	$16,135	$8,732	$16,135	$8,732

Cash and cash equivalents, end of period — discontinued operations	$2,268	$1,482	$2,268	$1,482

(See accompanying notes)

Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2009
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
The Company’s financial statements as at and for the three-month and six-month periods ended June 30, 2009 have been prepared in accordance with Canadian GAAP applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company incurred a net loss of $11.4 million for the three-month period ended June 30, 2009, and as at June 30, 2009, had an accumulated deficit of $217.8 million and positive working capital of $13.3 million (excluding assets and liabilities of discontinued operations). The Company currently anticipates incurring substantial expenditures to further its capital development programs, particularly those related to the development of an oil sands project in Alberta and the development of a heavy oil field in Ecuador. The Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of these capital investment programs. The continued existence of the Company is dependent upon its ability to obtain capital to fund further development and to meet obligations to preserve its interests in these properties and to meet the obligations associated with other potential HTL™ projects. The Company intends to finance the future payments required for its capital projects from a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. Public and private debt and equity markets may not be accessible now or in the foreseeable future and, as such, the Company’s ability to obtain financing cannot be predicted with certainty at this time. Without access to financing, the Company may not be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
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

Impact of New and Pending Canadian GAAP Accounting Standards
In January 2009, the Emerging Issues Committee of the CICA (“EIC”) issued Emerging Issues Committee abstract 173, “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities” which provides guidance on the implications of credit risk in determining the fair value of an entity’s financial assets and financial liabilities. The guidance clarifies that an entity’s own credit risk and the credit risk of counterparties should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The conclusions of the EIC were effective from the date of issuance of the abstract and did not have any material impact on the Company’s consolidated balance sheet or statement of operations, comprehensive loss and accumulated deficit. However, the Company’s fair value disclosures in Note 10 incorporated this new guidance.
Also in January 2009, the Accounting Standards Board of the CICA (“AcSB”) issued Handbook Section 1582, “Business Combinations” (“S.1582”) replacing Handbook Section 1581, “Business Combinations”. The AcSB revised accounting standards in regards to business combinations with the intent of harmonizing those standards with IFRS. The revised standards require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establish the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and require the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These standards shall be applied prospectively to business combinations with an acquisition date after the beginning of the first annual reporting period beginning after January 1, 2011. The Company is currently reviewing the standard to determine the impact, if any, on its consolidated financial statements.
Also in January 2009, the AcSB issued Handbook Section 1601, “Consolidated Financial Statements” (“S.1601”) and Handbook Section 1602, “Non-Controlling Interests” (“S.1602”), which replace Handbook Section 1600, “Consolidated Financial Statements” (“S.1600”). S.1601 and S.1602 require all entities to report non-controlling (minority) interests as equity in consolidated financial statements. The standards eliminate the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. These standards shall be applied retrospectively effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The Company is currently reviewing the standard to determine the impact, if any, on its consolidated financial statements.
In June 2009, the AcSB issued Accounting Revisions Release No. 54, “Improving Disclosures About Financial Instruments — Background Information and Basis for Conclusions (Amendments to Financial Instruments — Disclosures, Section 3862)”, which amended certain disclosure requirements related to financial instrument disclosure in response to disclosure amendments issued by the International Accounting Standards Board. This is consistent with the AcSB’s strategy to adopt IFRS and to ensure the current existing disclosure requirements for financial instruments are converged to the extent possible. The new disclosure standards require disclosure of fair values based on a fair value hierarchy as well as enhanced discussion and quantitative disclosure related to liquidity risk. The amended disclosure requirements are effective for annual financial statements relating to fiscal years ending after September 30, 2009 and as such the Company will include the required disclosure in its annual financial statements for the year ending December 31, 2009.

3. OIL AND GAS PROPERTIES AND DEVELOPMENT COSTS
Capital assets categorized by segment are as follows:

	As at June 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	Corporate	Development	Total
Oil and Gas Properties:
Proved	$—	$—	$144,406	$—	$—	$144,406
Unproved	87,443	2,959	4,439	—	—	94,841

	87,443	2,959	148,845	—	—	239,247
Accumulated depletion	—	—	(92,231)	—	—	(92,231)
Accumulated provision for impairment	—	—	(16,550)	—	—	(16,550)

	87,443	2,959	40,064	—	—	130,466

Development Costs:
Feasibility studies and other deferred costs:
HTLTM	—	—	—	—	955	955
GTL	—	—	—	—	5,054	5,054
Accumulated provision for impairment	—	—	—	—	(5,054)	(5,054)
Feedstock test facility	—	—	—	—	10,280	10,280
Commercial demonstration facility	—	—	—	—	11,222	11,222
Accumulated depreciation	—	—	—	—	(9,084)	(9,084)

	—	—	—	—	13,373	13,373

Furniture and equipment	13	135	120	923	21	1,212
Accumulated depreciation	(7)	(36)	(83)	(572)	(18)	(716)

	6	99	37	351	3	496

	$87,449	$3,058	$40,101	$351	$13,376	$144,335

	As at December 31, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	Corporate	Development	Total
Oil and Gas Properties:
Proved	$—	$—	$141,089	$—	$—	$141,089
Unproved	81,090	1,454	5,233	—	—	87,777

	81,090	1,454	146,322	—	—	228,866
Accumulated depletion	—	—	(81,717)	—	—	(81,717)
Accumulated provision for impairment	—	—	(16,550)	—	—	(16,550)

	81,090	1,454	48,055	—	—	130,599

Development Costs:
Feasibility studies and other deferred costs:
HTLTM	—	—	—	—	801	801
GTL	—	—	—	—	5,054	5,054
Accumulated provision for impairment	—	—	—	—	(5,054)	(5,054)
Feedstock test facility	—	—	—	—	8,770	8,770
Commercial demonstration facility	—	—	—	—	11,036	11,036
Accumulated depreciation	—	—	—	—	(7,713)	(7,713)

	—	—	—	—	12,894	12,894

Furniture and equipment	20	90	120	13	406	649
Accumulated depreciation	(6)	—	(79)	(6)	(77)	(168)

	14	90	41	7	329	481

	$81,104	$1,544	$48,096	$7	$13,223	$143,974

In July 2009, the Company sold its U.S. operating segment (see Note 14); consequently the segment information has been revised to reflect this sale.

Costs as at June 30, 2009 of $94.8 million ($87.8 million at December 31, 2008), related to unproved oil and gas properties, have been excluded from costs subject to depletion and depreciation. Included in the depletion calculation is $1.5 million for future development costs associated with proven undeveloped reserves as at June 30, 2009 ($3.3 million at December 31, 2008).
For the three-month and six-month periods ended June 30, 2009, general and administrative expenses related directly to oil and gas acquisition, exploration and development activities of $1.1 million and $2.0 million ($0.2 million and $0.4 million for 2008) were capitalized.
For the three-month and six-month periods ended June 30, 2009, interest on debt related to oil and gas acquisition activities of $0.5 million and $1.1 million (nil for the same periods in 2008) were capitalized.
4. INTANGIBLE ASSETS — HTLTM TECHNOLOGY
The Company owns an exclusive, irrevocable license to deploy, worldwide, the patented rapid thermal processing process (“RTPTM Process”) for petroleum applications as well as the exclusive right to deploy the RTPTM Process in all applications other than biomass. The Company’s carrying value of the RTPTM Process for heavy oil upgrading (“HTLTM Technology” or “HTLTM”) as at June 30, 2009 and December 31, 2008 was $92.2 million. Since the Company acquired the technology, it has continued to expand its patent coverage to protect innovations to the HTLTM Technology as they are developed and to significantly extend the Company’s portfolio of HTLTM intellectual property. In the United States, the Company is the assignee of one granted patent and currently has five patent applications pending. The Company also has multiple patents pending in numerous other countries. In addition, the Company owns exclusive, irrevocable licenses for patents, applications, and technology for the rapid thermal processing process for petroleum applications.
Recovery of capitalized costs related to potential HTLTM projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. This intangible asset was not amortized and its carrying value was not impaired for the three-month and six-month periods ended June 30, 2009 and 2008.
5. LONG TERM DEBT
Notes payable consisted of the following as at:

	June 30,	December 31,
	2009	2008

Variable rate bank note (4.36% at June 30, 2009) due September 2010	$7,000	$7,000
Non-interest bearing promissory note, final payment February 2009	—	416
Convertible note (4.25% at June 30, 2009) due July 2011	34,409	32,787

	41,409	40,203

Less:
Unamortized discount	(1,268)	(4)
Unamortized deferred financing costs	(349)	(1,932)
Current maturities	—	(412)

	(1,617)	(2,348)

	$39,792	$37,855

The scheduled maturities of the Company’s long term debt, excluding unamortized discount and unamortized deferred financing costs, as at June 30, 2009 were as follows:

2010	$7,000
2011	34,409

$41,409

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon the HTLTM commercial demonstration facility (“CDF”) and the HTLTM Feedstock Test Facility (“FTF”). The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at June 30, 2009 was estimated at $2.6 million. These payments are expected to be made over the next 20 years; with the majority of the payments expected to be made within one year. To calculate the present value of these obligations, the Company used an inflation rate of 2 and 3% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate of 5 and 6% for the respective periods shown below. A reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of the CDF and the FTF is as follows:

	As at	As at
	June 30,	December, 31
	2009	2008
Carrying balance, beginning of year	$1,928	$739
Liabilities incurred	185	—
Accretion expense	51	76
Revisions in estimated cash flows	—	1,113

Carrying balance, end of period	2,164	1,928

Less: current portion	(1,974)	—

Carrying balance, end of period	$190	$1,928

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
The Company has completed the first phase of this project and in December 2007, the Company and Mitsubishi (the “Zitong Partners”) made a decision to enter into the next three-year exploration phase (“Phase 2”) of the project. By electing to participate in Phase 2 the Zitong Partners must relinquish 30%, plus or minus 5%, of the Zitong block acreage and complete a minimum work program involving the acquisition of approximately 200 miles of new seismic lines and approximately 23,700 feet of drilling (including the Phase 1 shortfall), with total gross remaining estimated minimum expenditures for this program of $27.4 million. The Zitong Partners have relinquished 25% of the Block to complete the Phase I relinquishment requirement. The Phase 2 seismic line acquisition commitment was fulfilled in the Phase 1 exploration program. Drilling is planned to commence in early 2010. The Zitong Partners must complete the minimum work program by the end of the Phase 2 period, December 31, 2010, or will be obligated to pay to CNPC the cash equivalent of the deficiency in the work program for that exploration phase. Following the completion of Phase 2, the Zitong Partners must relinquish all of the remaining property except any areas identified for development and production.
Long Term Obligation
As part of its acquisition of the HTLTM Technology license, the Company assumed an obligation to pay $1.9 million in the event, and at such time that, the sale of units incorporating the HTLTM Technology for petroleum applications reach a total of $100.0 million. This obligation is recorded in the Company’s consolidated balance sheet.
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
In July 2008, the Company completed the acquisition of Talisman Energy Canada’s (“Talisman”) 100% working interests in two leases located in the Athabasca oil sands region in the Province of Alberta, Canada. In addition to the total purchase price of Cdn.$90.0 million, the Company may also be required to make a cash payment to Talisman of Cdn.$15 million if the requisite government and other approvals necessary to develop the northern border of one of the leases are obtained. No amount is recorded in the financial statements for this payment as at June 30, 2009 as the chance of occurrence can not be determined at this time.
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
8. SHARE CAPITAL AND WARRANTS
Following is a summary of the changes in shareholder’s equity (excluding accumulated deficit) and stock options outstanding for the six-month period ended June 30, 2009:

	Common Shares					Stock Options
							Wtd. Avg
	Number		Purchase	Contributed	Convertible	Number	Exercise Price
	(thousands)	Amount	Warrants	Surplus	Note	(thousands)	Cdn.$
Balance December 31, 2008	279,381	$413,857	$18,805	$16,862	$2,086	11,913	$2.32
Options:
Granted	—	—	—	—	—	550	$1.51
Cancelled/forfeited	—	—	—	—	—	(167)	$2.16
Compensation calculated for stock option grants	—	—	—	987	—	—

Balance June 30, 2009	279,381	$413,857	$18,805	$17,849	$2,086	12,296	$2.29

There were no changes to the number of the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the six-month period ended June 30, 2009.

As at June 30, 2009, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

		Purchase Warrants
	Price per			Common			Exercise		Cash
Year of	Special			Shares			Price per		Value on
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share		Exercise
		(thousands)			($U.S. 000)				($U.S. 000)
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93	(1)	28,733

		11,400	11,400	11,400	$18,805				$28,733

(1)
Each common share purchase warrant originally entitled the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing of the transaction. In September 2006, these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.

9. SEGMENT INFORMATION
The Company has four reportable business segments: Oil and Gas — Integrated, Oil and Gas - Conventional, Business and Technology Development and Corporate. These segments are different than those reported in the Company’s previous financial statements included in its Form 10-Qs and as such the presentation has been changed to conform to the new segments. Due to newly established geographically focused entities and the initiation of two new integrated projects in the second half of 2008, new segments are being reported to reflect how management now analyzes and manages the Company. In July 2009, the Company sold its U.S. operating segment (see Note 14); consequently the segment information has been revised to reflect this sale.
Oil and Gas
     Integrated
Projects in this segment will have two primary components. The first component consists of conventional exploration and production activities together with enhanced oil recovery techniques such as steam assisted gravity drainage. The second component consists of the deployment of our HTLTM Technology which will be used to upgrade heavy oil at facilities located in the field to produce lighter, more valuable crude. The Company has two such projects currently reported in this segment — a heavy oil project in Alberta and a heavy oil project in Ecuador.
     Conventional
The Company explores for, develops and produces crude oil and natural gas in China. In China, the Company’s development and production activities are conducted at the Dagang oil field located in Hebei Province and its exploration activities are conducted on the Zitong block located in Sichuan Province. Prior to July 2009, (see Note 14) the Company conducted U.S. exploration, development and production activities primarily in California and Texas.
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

The following tables present the Company’s segment information for the three-month and six-month periods ended June 30, 2009 and 2008 and identifiable assets as at June 30, 2009 and December 31, 2008:

	Three-Month Period Ended June 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$6,009	$—	$—	$—	$6,009
Loss on derivative instruments	—	—	(1,173)	—	—	—	(1,173)
Interest income	—	—	2	—	—	6	8

	—	—	4,838	—	—	6	4,844

Expenses
Operating costs	—	—	2,444	—	—	—	2,444
General and administrative	196	459	630	—	—	2,549	3,834
Business and technology development	93	—	—	—	1,673	—	1,766
Depletion and depreciation	1	22	5,242	—	744	36	6,045
Foreign exchange loss	(5)	—	15	—	—	2,670	2,680
Interest expense and financing costs	—	—	131	—	26	1	158

	285	481	8,462	—	2,443	5,256	16,927

Loss from continuing operations before income taxes	(285)	(481)	(3,624)	—	(2,443)	(5,250)	(12,083)

Current recovery of income taxes	—	—	639	—	—	—	639

Net loss from continuing operations	(285)	(481)	(2,985)	—	(2,443)	(5,250)	(11,444)

Net income from continued operations	—	—	—	66	—	—	66

Net income (loss) and comprehensive income (loss)	$(285)	$(481)	$(2,985)	$66	$(2,443)	$(5,250)	$(11,378)

Capital Investments	$4,009	$895	$1,368	$—	$420	$—	$6,692

	Six-Month Period Ended June 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$11,742	$—	$—	$—	$11,742
Loss on derivative instruments	—	—	(1,092)	—	—	—	(1,092)
Interest income	—	—	4	—	—	14	18

	—	—	10,654	—	—	14	10,668

Expenses
Operating costs	—	—	5,145	—	—	—	5,145
General and administrative	334	977	1,027	—	—	7,376	9,714
Business and technology development	387	—	—	—	3,416	—	3,803
Depletion and depreciation	2	36	10,516	—	1,373	73	12,000
Foreign exchange loss	(5)	—	36	—	—	1,655	1,686
Interest expense and financing costs	—	—	279	—	51	5	335

	718	1,013	17,003	—	4,840	9,109	32,683

Loss from continuing operations before income taxes	(718)	(1,013)	(6,349)	—	(4,840)	(9,095)	(22,015)

Current provision for income taxes	—	—	(997)	—	—	(9)	(1,006)

Net loss from continuing operations	(718)	(1,013)	(7,346)	—	(4,840)	(9,104)	(23,021)
Net loss from discontinued operations	—	—	—	(631)	—	—	(631)

Net loss and comprehensive loss	$(718)	$(1,013)	$(7,346)	$(631)	$(4,840)	$(9,104)	$(23,652)

Capital Investments	$6,077	$1,551	$2,524	$—	$1,694	$54	$11,900

Identifiable Assets:
As at June 30, 2009	$87,528	$3,661	$54,417	$65,144	$105,853	$6,460	$323,063

As at December 31, 2008	$81,126	$1,766	$64,901	$37,480	$105,587	$26,415	$317,275

	Three-Month Period Ended June 30, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$11,746	$—	$—	$—	$11,746
Loss on derivative instruments	—	—	(15,009)	—	—	—	(15,009)
Interest income	—	—	11	—	—	3	14

	—	—	(3,252)	—	—	3	(3,249)

Expenses
Operating costs	—	—	5,303	—	—	—	5,303
General and administrative	469	—	558	—	—	2,808	3,835
Business and technology development	117	—	—	—	1,328	—	1,445
Depletion and depreciation	—	—	5,794	—	635	2	6,431
Foreign exchange loss	—	—	140	—	—	57	197
Interest expense and financing costs	—	—	149	—	23	201	373

	586	—	11,944	—	1,986	3,068	17,584

Loss from continuing operations before income taxes	(586)	—	(15,196)	—	(1,986)	(3,065)	(20,833)

Future recovery of income taxes	—	—	2,286	—	—	—	2,286

Net loss from continuing operations	(586)	—	(12,910)	—	(1,986)	(3,065)	(18,547)
Net loss from discontinued operations	—	—	—	(3,184)	—	—	(3,184)

Net loss and comprehensive loss	$(586)	$—	$(12,910)	$(3,184)	$(1,986)	$(3,065)	$(21,731)

Capital Investments	$—	$—	$1,646	$—	$231	$3	$1,880

	Six-Month Period Ended June 30, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$22,635	$—	$—	$—	$22,635
Loss on derivative instruments	—	—	(17,691)	—	—	—	(17,691)
Interest income	—	—	25	—	—	17	42

	—	—	4,969	—	—	17	4,986

Expenses
Operating costs	—	—	9,613	—	—	—	9,613
General and administrative	749	1	992	—	—	5,557	7,299
Business and technology development	148	—	—	—	2,771	—	2,919
Depletion and depreciation	—	—	12,000	—	1,337	3	13,340
Foreign exchange loss	—	—	271	—	—	50	321
Interest expense and financing costs	—	—	473	—	32	252	757

	897	1	23,349	—	4,140	5,862	34,249

Loss from continuing operations before income taxes	(897)	(1)	(18,380)	—	(4,140)	(5,845)	(29,263)

Future recovery of income taxes	—	—	2,286	—	—	—	2,286

Net loss from continuing operations	(897)	(1)	(16,094)	—	(4,140)	(5,845)	(26,977)
Net loss from discontinued operations	—	—	—	(3,298)	—	—	(3,298)

Net loss and comprehensive loss	$(897)	$(1)	$(16,094)	$(3,298)	$(4,140)	$(5,845)	$(30,275)

Capital Investments	$—	$—	$3,771	$—	$946	$3	$4,720

10. FINANCIAL INSTRUMENTS AND FINANCIAL RISK FACTORS
The accounting classification of each category of financial instruments, and their carrying amounts, are set out below. Carrying amounts approximate fair value except for long term debt. After taking into account its own credit risk, the Company calculated the fair value of its long term debt to be $39.2 million as at June 30, 2009.

	As at June 30, 2009
				Financial
		Available-for-		liabilities
	Loans and	sale financial	Held-for-	measured at	Total carrying
	receivables	assets	trading	amortized cost	amount
Financial Assets:
Cash and cash equivalents	$—	$—	$16,135	$—	$16,135
Accounts receivable	5,118	—	—	—	5,118
Derivative instruments	—	—	—	—	—

Financial Liabilities:
Accounts payable and accrued liabilities	—	—	—	(7,263)	(7,263)
Derivative instruments	—	—	(245)	—	(245)
Long term debt	—	—	—	(39,792)	(39,792)
Long term obligation	—	—	—	(1,900)	(1,900)

	$5,118	$—	$15,890	$(48,955)	$(27,947)

	As at December 31, 2008
				Financial
		Available-for-		liabilities
	Loans and	sale financial	Held-for-	measured at	Total carrying
	receivables	assets	trading	amortized cost	amount
Financial Assets:
Cash and cash equivalents	$—	$—	$38,477	$—	$38,477
Accounts receivable	3,802	—	—	—	3,802
Derivative instruments	—	—	1,459	—	1,459

Financial Liabilities:
Accounts payable and accrued liabilities	—	—	—	(9,219)	(9,219)
Long term debt	—	—	—	(38,267)	(38,267)
Long term obligation	—	—	—	(1,900)	(1,900)

	$3,802	$—	$39,936	$(49,386)	$(5,648)

Financial Risk Factors
The Company is exposed to a number of different financial risks arising from typical business exposures as well as its use of financial instruments including market risk relating to commodity prices, foreign currency exchange rates and interest rates, credit risk and liquidity risk. There have been no significant changes to the Company’s exposure to risks or to management’s objectives, policies and processes to manage risks from the previous year except the availability of financing is dependent in part on the return of the credit and equity markets to normalized conditions. During the fourth quarter of 2008, and the first six months of 2009, as a result of the global economic crisis, the terms and availability of equity and debt capital have been materially restricted and financing may not be available when required or on commercially acceptable terms.
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

12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month and six-month periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Supplemental Cash Flow Information

Cash paid during the period for
Income taxes	$1,647	$—	$1,655	$6

Interest	$64	$239	$1,195	$605

Changes in non-cash working capital items
Operating Activities
Accounts receivable	$(697)	$(651)	$(1,361)	$(1,611)
Prepaid and other current assets	(56)	59	(22)	156
Accounts payable and accrued liabilities	(946)	1,847	(1,244)	2,710
Income tax payable	(2,286)	—	(650)	—

	(3,985)	1,255	(3,277)	1,255

Investing Activities
Accounts receivable	9	(5)	46	32
Prepaid and other current assets	33	31	26	10
Accounts payable and accrued liabilities	(7)	(1,066)	(744)	(2,476)

	35	(1,040)	(672)	(2,434)

Financing Activities
Accounts payable and accrued liabilities	(3)	703	(26)	703

	$(3,953)	$918	$(3,975)	$(476)

Cash and cash equivalents at June 30, 2009 and December 31, 2008, are composed entirely of bank balances in checking accounts with excess cash in money market accounts which invest primarily in government securities with less than 90 day original maturities.
13. INCOME TAXES
In April 2009, the Chinese State Tax Administration Bureau issued, Circular [2009] No. 49 (the “Circular”) on depletion, depreciation and amortization expense by oil and gas companies. One of the changes to the existing rules included in the Circular that affects the Company was the increase of the minimum depreciation and amortization period from six years to eight years. The implementation of the new rules was retroactive to January 1, 2008. Consequently, upon reviewing the tax effect of the Circular, the Company revised its 2008 current tax payable in China to $1.7 million from the $0.7 million that was recorded in 2008. The $1.7 million tax payable was subsequently paid in May 2009.
Prior to the Company selling its U.S. operating segment in July 2009, as further described in Note 14, the Company had future tax assets arising from net operating losses carry-forwards generated by this business segment. These future income tax assets were partially offset by certain future income tax liabilities in the U.S. and by a valuation allowance. As at June 30, 2009, as a result of the sale of the business segment, the Company is no longer able to offset these tax assets and liabilities but is required to present these future income tax assets as “assets from discontinued operations” and a future income tax liability both in the amount of $29.6 million in the accompanying balance sheet.
14. SUBSEQUENT EVENT AND DISCONTINUTED OPERATIONS
In June of 2009, management commenced a process to sell all of the Company’s United States’ oil and gas exploration and production operations. On July 17, 2009 the Company completed the sale of its wholly-owned subsidiary Ivanhoe Energy (USA) Inc. for a purchase price of $39.2 million. The purchaser has acquired all of the Company’s oil and gas exploration and production operations in California and Texas and additional exploration acreage in California. An escrow deposit in the amount of $2.0 million has been set aside from the sales proceeds and will be available to the purchaser for a period of one year to satisfy any indemnification obligations of the Company. The Company used approximately $5.2 million of the sales proceeds to repay an outstanding loan to a third party financial institution holding a security interest in the subsidiary company’s assets. The Company intends to use the balance of the sales proceeds for the ongoing development of its heavy oil projects in Canada and Ecuador and for general corporate purposes.

The operating results for this discontinued operation prior to sale for the periods noted were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$2,933	$6,232	$4,899	$10,387
Gain (loss) on derivative instruments	3	(5,778)	189	(7,042)
Interest income	5	22	8	65

	2,941	476	5,096	3,410

Expenses
Operating costs	941	1,311	1,968	2,393
General and administrative	63	520	130	882
Depletion and depreciation	1,792	1,698	3,469	3,154
Interest expense and financing costs	79	131	160	279

	2,875	3,660	5,727	6,708

Net Income (Loss)	$66	$(3,184)	$(631)	$(3,298)

The carrying amounts of the major classes of assets and liabilities for this discontinued operation were as follows:

	June 30,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$2,268	$787
Accounts receivable	1,561	1,068
Prepaid and other current assets	111	172
Derivative instruments	—	700

	3,940	2,727

Oil and gas properties and equipment, net	29,479	32,577
Future income tax assets	29,600	—
Long term assets	417	467

	$63,436	$35,771

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$278	$874
Debt — current portion	5,200	5,200

	5,478	6,074

Asset retirement obligations	1,859	1,810

	$7,337	$7,884

15. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP
The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:
Condensed Consolidated Balance Sheets
The application of U.S. GAAP has the following effects on consolidated balance sheet items as reported under Canadian GAAP:

	As at June 30, 2009				As at December 31, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP
Assets
Current Assets:
Cash and cash equivalents	$16,135	$—		$16,135	$38,477	$—		$38,477
Accounts receivable	5,118	—		5,118	3,802	—		3,802
Prepaid and other current assets	1,483	—		1,483	1,487	—		1,487
Derivative instruments	—	—		—	1,459	—		1,459
Assets of discontinued operations	63,436	(22,642)	(xii)	40,794	2,727	—		2,727

Total Current Assets	86,172	(22,642)		63,530	47,952	—		47,952

Oil and gas properties and development costs, net	144,335	(38,500)	(v)	120,411	143,974	(38,500)	(v)	114,385
		16,283	(vi)			9,929	(vi)
		(1,169)	(vii)			(1,018)	(vii)
		(538)	(viii)
Intangible assets — technology	92,153	—		92,153	92,153	—		92,153
Long term assets	403	349	(xi)	752	152	451	(xi)	603
Assets of discontinued operations	—	—		—	33,044	(24,890)	(xii)	8,154

Total Assets	$323,063	$(46,217)		$276,846	$317,275	$(54,028)		$263,247

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,263	$—		$7,263	$9,219	$—		$9,219
Income tax payable	—	—		—	650	—		650
Debt — current portion	—	—		—	412	—		412
Derivative instruments	245	3,726	(iii)	3,971	—	1,121	(iii)	1,121
Asset retirement obligation — current portion	1,974	—		1,974	—	—		—
Liabilities of discontinued operations — current portion	7,337	—		7,337	6,074	—		6,074

Total Current Liabilities	16,819	3,726		20,545	16,355	1,121		17,476

Long term debt	39,792	349	(xi)	41,409	37,855	451	(xi)	40,392
		1,548	(viii)			2,086	(viii)
		(280)	(viii)
Asset retirement obligations	190	—		190	1,928	—		1,928
Long term obligation	1,900	—		1,900	1,900	—		1,900
Future income tax liability	29,600	—		29,600	—	—		—
Liabilities of discontinued operations	—	—		—	1,810			1,810

Total Liabilities	88,301	5,343		93,644	59,848	3,658		63,506

Shareholders’ Equity:
Share capital	413,857	74,455	(i)	502,372	413,857	74,455	(i)	502,372
		(498)	(ii)			(498)	(ii)
		1,358	(iv)			1,358	(iv)
		13,200	(iii)			13,200	(iii)
Purchase warrants	18,805	(18,805)	(iii)	—	18,805	(18,805)	(iii)	—
Contributed surplus	17,849	(3,250)	(ii)	11,652	16,862	(3,250)	(ii)	10,665
		(2,947)	(iii)			(2,947)	(iii)
Convertible note	2,086	(2,086)	(viii)	—	2,086	(2,086)	(viii)	—
Accumulated deficit	(217,835)	(112,987)		(330,822)	(194,183)	(119,113)		(313,296)

Total Shareholders’ Equity	234,762	(51,560)		183,202	257,427	(57,686)		199,741

Total Liabilities and Shareholders’ Equity	$323,063	$(46,217)		$276,846	$317,275	$(54,028)		$263,247

Shareholders’ Equity
(i) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization.
(ii) Under Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. Under U.S. GAAP, prior to January 1, 2006 the Company applied Accounting Principles Board (“APB”) Opinion No. 25, as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. Beginning January 1, 2006 the Company applied the revision to the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006 whereby the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There are no significant differences between the accounting for stock options under Canadian GAAP and U.S. GAAP subsequent to January 1, 2006.
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
(iv) Under U.S. GAAP, the aggregate value attributed to the acquisition of royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.
Oil and Gas Properties and Development Costs
(v) There are certain differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. In the ceiling test evaluation for U.S. GAAP purposes, the Company limits, on a country-by-country basis, the capitalized costs of oil and gas properties, net of accumulated depletion, depreciation and amortization and deferred income taxes, to (a) the estimated future net cash flows from proved oil and gas reserves using period-end, non-escalated prices and costs, discounted to present value at 10% per annum, plus (b) the cost of properties not being amortized (e.g. major development projects) and (c) the lower of cost or fair value of unproved properties included in the costs being amortized less (d) income tax effects related to the difference between the book and tax basis of the properties referred to in (b) and (c) above. If capitalized costs exceed this limit, the excess is charged as a provision for impairment. Unproved properties and major development projects are assessed on a quarterly basis for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to the carrying value of proved oil and gas properties. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the six-month period ended June 30, 2009 no impairment provision was required and no impairment provision was required under Canadian GAAP. The cumulative differences in the amount of impairment provisions between U.S. and Canadian GAAP were $38.5 million at June 30, 2009 and December 31, 2008.
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

(viii) As more fully described in Note 5 of our financial statements in Item 8 of our 2008 Annual Report filed on Form 10-K, under Canadian GAAP we were required to bifurcate the value of a convertible note, allocating a portion to long term debt and a portion to equity. Under U.S. GAAP, the convertible debt securities in their entirety are classified as debt. Under Canadian GAAP this discount accretion was capitalized. To reconcile to U.S. GAAP the entire $2.1 million recorded in equity is reversed as well as the unamortized discount of $1.5 million and the accreted discount that was capitalized in the amount of $0.5 million. In addition, because the convertible note is not denominated in U.S. currency the remeasurement of the different carrying value for U.S. GAAP results in an increase to net income. The foreign exchange gain of $0.3 million is shown as a separate amount in the U.S. GAAP reconciliation of the Company’s balance sheet shown above and is adjusted to the Foreign Exchange Loss line item in the U.S. GAAP reconciliation of the statement of operations below.
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
Discontinued Operations
(xii) The $22.6 million adjustment includes the accumulation of adjustments related to discontinued operations. These adjustments increase and decrease the Canadian GAAP amounts as follows: a $1.4 million increase that is attributed to the acquisition of royalty rights during 2000 and 1999 due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions, a decrease of $29.4 million in oil and gas properties and development costs as more fully described in note (v) and an increase of $5.4 million in impairment differences as more fully described in note (vi). As at December 31, 2008, the $24.9 million adjustment related to discontinued operations also included the $1.4 million increase for the acquired royalty rights and the $29.4 million decrease in oil and gas properties and development costs described above. Additionally, a $3.1 million increase due to impairment differences as more fully described in note (vi) is also included.

Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net loss and net loss per share as reported under Canadian GAAP:

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP
Revenue
Oil revenue	$6,009	$—		$6,009	$11,746	$—		$11,746
Loss on derivative instruments	(1,173)	(564)	(iii)	(1,737)	(15,009)	(12,204)	(iii)	(27,213)
Interest income	8	—		8	14	—		14

Total Revenue	4,844	(564)		4,280	(3,249)	(12,204)		(15,453)

Expenses
Operating costs	2,444	—		2,444	5,303	—		5,303
General and administrative	3,834	—		3,834	3,835	—		3,835
Business and technology development	1,766	—		1,766	1,445	—		1,445
Depletion and depreciation	6,045	(3,140)	(ix)	2,905	6,431	(678)	(ix)	5,753
Foreign exchange loss	2,680	112	(viii)	2,792	197	—		197
Interest expense and financing costs	158	—		158	373	—		373
Provision for impairment of HTLTM development costs	—	5	(x)	5	—	128	(x)	128

Total Expenses	16,927	(3,023)		13,904	17,584	(550)		17,034

Loss from continuing operations before income taxes	(12,083)	2,459		(9,624)	(20,833)	(11,654)		(32,487)

(Provision for) recovery of income taxes
Current	639	—		639	—	—		—
Future	—	—		—	2,286	—		2,286

	639	—		639	2,286	—		2,286

Net loss from continuing operations	(11,444)	2,459		(8,985)	(18,547)	(11,654)		(30,201)
Net income (loss) from discontinued operations	66	1,085	(xii)	1,151	(3,184)	404	(xii)	(2,780)

Net Loss and Comprehensive Loss	(11,378)	3,544		(7,834)	(21,731)	(11,250)		(32,981)

Accumulated Deficit, beginning of period	(206,457)	(116,531)		(322,988)	(168,534)	(92,206)		(260,740)

Accumulated Deficit, end of period	$(217,835)	$(112,987)		$(330,822)	$(190,265)	$(103,456)		$(293,721)

Net Loss per share
Net Loss from continuing operations, basic and diluted	$(0.04)	$0.01		$(0.03)	$(0.08)	$(0.04)		$(0.12)
Net Income (Loss) from discontinued operations, basic and diluted	0.00	0.00		0.00	(0.01)	0.00		(0.01)

Net Loss per share, basic and diluted	$(0.04)	$0.01		$(0.03)	$(0.09)	$(0.04)		$(0.13)

Weighted Average Number of shares (in thousands)
Basic and Diluted	279,381			279,381	245,250			245,250

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP
Revenue
Oil revenue	$11,742	$—		$11,742	$22,635	$—		$22,635
Loss on derivative instruments	(1,092)	(2,605)	(iii)	(3,697)	(17,691)	(15,371)	(iii)	(33,062)
Interest income	18	—		18	42	—		42

Total Revenue	10,668	(2,605)		8,063	4,986	(15,371)		(10,385)

Expenses
Operating costs	5,145	—		5,145	9,613	—		9,613
General and administrative	9,714	—		9,714	7,299	—		7,299
Business and technology development	3,803	—		3,803	2,919	—		2,919
Depletion and depreciation	12,000	(6,354)	(ix)	5,646	13,340	(1,556)	(ix)	11,784
Foreign exchange loss	1,686	(280)	(viii)	1,406	321	—		321
Interest expense and financing costs	335	—		335	757	—		757
Provision for impairment of HTLTM development costs	—	151	(x)	151	—	137	(x)	137

Total Expenses	32,683	(6,483)		26,200	34,249	(1,419)		32,830

Loss from continuing operations before income taxes	(22,015)	3,878		(18,137)	(29,263)	(13,952)		(43,215)

(Provision for) recovery of income taxes
Current	(1,006)	—		(1,006)	—	—		—
Future	—	—		—	2,286	—		2,286

	(1,006)	—		(1,006)	2,286	—		2,286

Net loss from continuing operations	(23,021)	3,878		(19,143)	(26,977)	(13,952)		(40,929)
Net income (loss) from discontinued operations	(631)	2,248	(xii)	1,617	(3,298)	751	(xii)	(2,547)

Net Loss and Comprehensive Loss	(23,652)	6,126		(17,526)	(30,275)	(13,201)		(43,476)

Accumulated Deficit, beginning of year	(194,183)	(119,113)		(313,296)	(159,990)	(90,255)		(250,245)

Accumulated Deficit, end of period	$(217,835)	$(112,987)		$(330,822)	$(190,265)	$(103,456)		$(293,721)

Net Loss per share
Net Loss from continuing operations, basic and diluted	$(0.08)	$0.01		$(0.07)	$(0.11)	$(0.06)		$(0.17)
Net Income (Loss) from discontinued operations, basic and diluted	(0.00)	0.01		0.01	(0.01)	0.00		(0.01)

Net Loss per share, basic and diluted	$(0.08)	$0.02		$(0.06)	$(0.12)	$(0.06)		$(0.18)

Weighted Average Number of shares (in thousands)
Basic and Diluted	279,381			279,381	245,063			245,063

(ix) As discussed under “Oil and Gas Properties and Development Costs” in this note, there is a difference between U.S. and Canadian GAAP in performing the ceiling test evaluation under the full cost method of the accounting rules. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction in the net loss for the three-month and six-month periods ended June 30, 2009 and 2008.

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
Condensed Consolidated Statement of Cash Flow
There would be no material difference in cash flow presentation between Canadian and U.S. GAAP for the three-month and six-month periods ended June 30, 2009 and 2008.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009

	As at June 30, 2009
	Level 1	Level 2	Level 3	Total

Derivative instruments liabilities	$3,726	$245	$—	$3,971

The fair value measurement of derivative instruments liabilities related to the Company’s costless collars are considered Level 2 and the fair value measurement of derivative instruments liabilities related to its purchase warrants denominated in Cdn.$ are considered Level 1.
Impact of New and Pending U.S. GAAP Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”), which officially became the single source of authoritative U.S. GAAP (other than guidance issued by the U.S Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature. As of the July 1, 2009 effective date, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification did not have an impact on the Company’s consolidated financial statements.
Also in June 2009, the FASB issued SFAS No. 167, “Amendments to FAS 46R” (“SFAS 167”), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and shall be applied prospectively. The Company is currently reviewing the impact, if any, on the Company’s consolidated financial statements.

Also in June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment to FAS 140”, which addresses practices that have developed since the issuance of FASB’s SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), that are not consistent with the original intent and key requirements of SFAS 140. The issuance of SFAS 140 has also increased the concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The Company is currently reviewing the impact, if any, on the Company’s consolidated financial statements.
In May 2009 the FASB issued SFAS No. 165, “Subsequent Events”, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements. Management has evaluated subsequent events from the balance sheet date through August 7, 2009, the date the financial statements were issued and were available to be issued.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which was effective for quarterly periods beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP 157-4 applies to all fair value measurements when appropriate. The implementation of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which was effective for quarterly periods ending after June 15, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. The implementation of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective beginning January 1, 2009. Management has complied with the disclosure requirements of this recent statement below.
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

Results of these derivative transactions for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Realized gains (losses) on derivative transactions	$76	$(2,131)
Unrealized losses on derivative transactions	(1,249)	(12,878)

	$(1,173)	$(15,009)

	Six Months Ended June 30,
	2009	2008
Realized gains (losses) on derivative transactions	$612	$(2,855)
Unrealized losses on derivative transactions	(1,704)	(14,836)

	$(1,092)	$(17,691)

Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.
On June 30, 2009, the Company’s open positions on the derivative assets referred to above had a fair value of $0.2 million. The fair value change assumes volatility based on prevailing market parameters at June 30, 2009.
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
As generally used in the oil and gas business and throughout this Form 10-Q, the following terms have the following meanings:

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
Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s web site (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (604) 688-8323. Alternatively, the SEC and the CSA each maintains a website ( www.sec.gov and www.sedar.com) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained.
Ivanhoe Energy’s Business
Ivanhoe Energy is an independent international heavy oil development and production company focused on pursuing long term growth in its reserve base and production using advanced technologies, including its HTLTM Technology. In mid-2008, the Company acquired two leases located in the heart of the Athabasca oil sands region in Alberta, Canada and in October 2008 the Company signed a contract with Petroproduccion and Petroecuador for the appraisal and development of a heavy oil property in Ecuador. It is anticipated that these sites will provide for the first commercial applications of the Company’s HTL™ Technology in major, integrated heavy oil projects (see Implementation Strategy below). In addition, the Company seeks to selectively expand its reserve base and production through conventional exploration and production of oil and gas.
Core operations are in Canada, the United States, Ecuador and China with business development opportunities worldwide.
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
Conventional
The Company explores for, develops and produces crude oil and natural gas in China where the Company’s development and production activities are conducted at the Dagang oil field located in Hebei Province and its exploration activities are conducted on the Zitong block located in Sichuan Province.

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

Executive Overview of 2009 Results
The following table sets forth certain selected consolidated data for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three-Month Periods ended June 30,		Six-Month Periods ended June 30,
	2009	2008	2009	2008
Oil revenues	$6,009	$11,746	$11,742	$22,635
Net loss from continuing operations	$(11,444)	$(18,547)	$(23,021)	$(26,977)
Net loss from continuing operations per share — basic and diluted	$(0.04)	$(0.08)	$(0.08)	$(0.11)
Net loss and comprehensive loss	$(11,378)	$(21,731)	$(23,652)	$(30,275)
Net loss per share — basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.12)
Average production (Boe/d)	1,405	1,280	1,431	1,327
Net operating revenue per Boe	$27.88	$55.30	$25.46	$53.93
Cash flow provided by (used in) operating activities from continuing operations	$(4,917)	$726	$(9,797)	$2,396
Cash flow provided by (used in) operating activities	$(2,886)	$2,626	$(6,974)	$5,643
Capital investments	$(6,692)	$(1,880)	$(11,900)	$(4,720)

Financial Results — Change in Net Loss
The following provides an analysis of the changes in net losses for the three-month and six-month periods ended June 30, 2009 as compared to the same periods for 2008:

	Three-Month Periods Ended June 30,			Six-Month Periods Ended June 30,
		Favorable			Favorable
		(Unfavorable)			(Unfavorable)
	2009	Variances	2008	2009	Variances	2008
Summary of Net Loss by Significant Components:
Oil Revenues:	$6,009		$11,746	$11,742		$22,635
Production volumes		$1,132			$1,587
Oil prices		(6,869)			(12,480)
Realized gain (loss) on derivative instruments	76	2,207	(2,131)	612	3,467	(2,855)
Operating costs	(2,444)	2,859	(5,303)	(5,145)	4,468	(9,613)

General and administrative, less stock based compensation	(3,332)	(48)	(3,284)	(8,779)	(2,938)	(5,841)
Business and technology development, less stock based compensation	(1,742)	(539)	(1,203)	(3,751)	(1,285)	(2,466)
Current (provision for) recovery of income taxes	639	639	—	(1,006)	(1,006)	—
Foreign exchange loss	(2,680)	(2,483)	(197)	(1,686)	(1,365)	(321)
Net interest	(81)	94	(175)	(164)	273	(437)
Unrealized loss on derivative instruments	(1,249)	11,629	(12,878)	(1,704)	13,132	(14,836)
Depletion and depreciation	(6,045)	386	(6,431)	(12,000)	1,340	(13,340)
Stock based compensation	(526)	267	(793)	(987)	924	(1,911)
Future income tax recovery	—	(2,286)	2,286	—	(2,286)	2,286
Discontinued operations	66	3,250	(3,184)	(631)	2,667	(3,298)
Other	(69)	115	(184)	(153)	125	(278)

Net Loss	$(11,378)	$10,353	$(21,731)	$(23,652)	$6,623	$(30,275)

The net loss for the three-month period ended June 30, 2009 was $11.4 million ($0.04 net loss per share) compared to a net loss for the same period in 2008 of $21.7 million ($0.09 net loss per share). The decrease in net loss from 2008 to 2009 of $10.4 million was primarily due to reduced realized and unrealized losses on derivative instruments, decreases in operating costs, depletion and depreciation and stock based compensation and a change from a loss to income from discontinued operations, offset by a decrease in combined oil revenues, an increase in general and administrative and business and technology expenses and a decrease in the future income tax recovery.
The net loss for the six-month period ended June 30, 2009 was $23.7 million ($0.08 per share) compared to a net loss for the same period in 2008 of $30.3 million ($0.12 per share). The decrease in net loss from 2008 to 2009 of $6.6 million was mainly due to decreases in realized and unrealized losses on derivative instruments, operating costs, depletion and depreciation, stock based compensation and a reduced loss from discontinued operations, offset by a decrease in combined oil revenues, an increase in general and administrative and business and technology expenses and a decrease in the future income tax recovery.
Significant variances are explained in the sections that follow.

Revenues and Operating Costs
China
Production and operating information including oil revenue, operating costs and depletion, on a per Boe basis are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Production:
Boe	127,881	116,507	258,959	241,478
Boe/day for the period	1,405	1,280	1,431	1,327

	Per Boe		Per Boe
Oil revenue	$46.99	$100.82	$45.34	$93.74

Field operating costs	16.74	22.06	17.86	19.42
Windfall Levy	1.71	21.92	1.33	19.11
Engineering and support costs	0.66	1.54	0.69	1.28

	19.11	45.52	19.88	39.81

Net operating revenue	27.88	55.30	25.46	53.93
Depletion	40.99	49.72	40.60	49.69

Net revenue (loss) from operations	$(13.11)	$5.58	$(15.14)	$4.24

The following is a comparison of changes in production volumes for the three-month and six-month periods ended June 30, 2009 as compared to the same period in 2008:
•	Production Volumes

	Three-Month Periods Ended June 30,			Six-Month Periods Ended June 30,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2009	2008	Change	2009	2008	Change
China:
Dagang	123,894	111,662	11%	252,372	231,490	9%
Daqing	3,987	4,845	-18%	6,587	9,988	-34%

	127,881	116,507	10%	258,959	241,478	7%

Overall, net production volume at the Dagang field during the three-month and six-month periods ended June 30, 2009 increased by 125 Bopd and 104 Bopd when compared to the same periods in 2008 with the exit rate at June 30, 2009 being 1,681 Bopd compared to 1,671 Bopd at June 30, 2008. The natural field decline from 2008 to 2009 was offset by productivity increases from adding new perforations, fracture stimulations and water flood response. With no additional drilling planned for 2009, we expect future production rates for the remainder of 2009 to be less than the average for the first six months. The fracture stimulations planned for the remainder of 2009 will help offset this field decline.
Total volume changes from the quarter ended June 30, 2008 to the same period in 2009 resulted in increased revenues of $1.1 million. Production volumes for the six-month period ended June 30, 2009 when compared to the same period in 2008 resulted in increased revenues of $1.6 million.
•	Oil Prices
Oil prices decreased 53% and 52%, per Boe for the three-month and six-month periods ended June 30, 2009 resulting in a $6.9 million, and $12.5 million, reduction in revenue when compared to the same periods in 2008. Crude oil prices will likely remain volatile throughout 2009.

The decreased revenues that resulted from decreases to oil prices during the three-month and six-month periods ended June 30, 2009 were partially offset by the realized gain on derivatives resulting from the settlements from costless collar derivative instruments. As benchmark prices fall below the floor price established in the contract, the Company is required to settle monthly (see further details on these contracts below under “Unrealized Gain (Loss) on Derivative Instruments”). The realized net gain on these settlements increased by $2.2 million, and $3.5 million, during the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2008. Changes in these realized settlement losses are shown below:

Three Months Ended	Favorable	Three Months Ended
June 30,	(Unfavorable)	June 30,
2009	Variances	2008
$76	$2,207	$(2,131)

Six Months Ended	Favorable	Six Months Ended
June 30,	(Unfavorable)	June 30,
2009	Variances	2008
$612	$3,467	$(2,855)

•	Operating Costs
Operating costs in China, including engineering and support costs and a windfall gain levy (a levy imposed at progressive rates on sales of oil), decreased 58% and 50% per Boe during the three-month and six-month periods ended June 30, 2009 as compared to the same periods in 2008. The majority of these decreases relate to a 92% and 93% per Boe drop in the Windfall Levy as oil prices decreased substantially from 2008. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. For the three-month and six-month periods ended June 30, 2009 this resulted in rates between 20% — 30% or $1.71 and $1.33 per Boe as compared to a 40% levy rate or $21.93 and $19.11 per Boe for the same periods in 2008. Field operating costs decreased $5.32 and 1.56 per Boe for the three-month and six-month periods in 2009 over 2008. Additionally, effective January 1, 2009 the Dagang field reached “Commercial Production” status as defined by the Production Sharing Contract with China National Petroleum Company. The effect of this change is that the Company no longer pays 100% of operating costs but now pays 82%, representing the pre-cost recovery proportionate share. Had the Company paid the lower proportionate share noted above in the 2008 periods, field operating costs would have decreased $1.35 per Boe for the three-month period ended June 30, 2009 and increased $1.96 per Boe for the six-month period ended June 30, 2009 as compared to the same respective periods in 2008. The three-month period ended June 30, 2009 decrease per Boe is mainly due to lower road and lease costs which are weather related and lower travel and camp costs, partially offset by higher maintenance and workover costs, higher treatment and processing costs as total fluids input increased from 2008 levels and increased field office cost allocation as more activity in 2009 related to operations. The six-month period ended June 30, 2009 increase is due mainly from increased maintenance and workover costs, higher treatment and processing costs as total fluids input increased from 2008 levels and increased field office cost allocations as more activity in 2009 related to operations. On an absolute dollar basis, operating costs for the remainder of 2009 are expected to remain at approximately the same levels incurred in the first six months, however on a per Boe basis, costs are expected to increase as the number of barrels of oil produced decreases while the total level of fluid produced remains constant.
General and Administrative
Changes in general and administrative expenses, before and after considering a decrease in non-cash stock based compensation, by segment for the three-month and six-month periods ended June 30, 2009 as compared to the same periods for 2008 were as follows:

	Three months	Six Months
	Ended	Ended
	2009 vs.	2009 vs.
	2008	2008
Favorable (unfavorable) variances:
Oil Activities:
Canada	$273	$415
Ecuador	(459)	(976)
China	(72)	(35)
Corporate	259	(1,819)

	1	(2,415)
Less: stock based compensation	(49)	(523)

	$(48)	$(2,938)

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
China
The increase in general and administrative expenses related to the China operations for the three-month and six-month periods ended June 30, 2009 as compared to the same periods in 2008 mainly resulted from less capitalized overhead offset by a reduction in legal expense and certain fixed costs benefiting from a favorable shift in exchange rates.
Corporate
General and administrative costs related to Corporate activities decreased $0.3 million and increased $1.8 million for the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2008. When comparing the three-month periods, the following were areas where costs increased: an increase in corporate overhead of $0.4 million. The following details areas where costs decreased: a one-time severance compensation charge in the second quarter of 2008 in the amount of $0.3 million, a $0.2 million reduction for an executive that resigned in the second quarter of 2008 and reallocation of certain executive salaries to business development activities at the beginning of the third quarter 2008 of $0.3 million.
When comparing the six-month periods, the following were areas where costs increased: $3.0 million for legal and related fees (see Item 1 to Part II of this Form 10Q), corporate aircraft costs of $0.2 million and an increase in corporate overhead of $0.2 million. The following details areas where costs decreased: a one-time severance compensation charge in the second quarter of 2008 in the amount of $0.3 million, reallocation of certain executive salaries to business development activities at the beginning of the third quarter 2008 of $0.3 million, a $0.2 million reduction in salary for an executive that resigned in the second quarter of 2008, a decrease in stock based compensation due to a significant grant in the first quarter of 2008 in the amount of $0.6 million and executive recruiting fees in 2008 of $0.3 million.
Business and Technology Development
Business and technology development expenses increased $0.3 million and $0.9 million (including changes in stock based compensation) for the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2008 mainly as a result of a reallocation of certain executive salaries to business development activities at the beginning of the third quarter 2008, the start up of the FTF and several project financing initiatives in the first quarter of 2009.
Foreign Exchange Loss
The increase in foreign exchange loss period over period is mainly a result of the unrealized loss on Canadian dollar denominated long term debt.
Net Interest
Interest expense decreased $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2008 mainly due to a decrease in our long term debt resulting from a $3.0 million repayment on our loan for our China operations in the fourth quarter of 2008 and pay off of a short term Corporate note payable in the third quarter of 2008.
Unrealized Gain (Loss) on Derivative Instruments
As required by the Company’s lender, the Company entered into costless collar derivatives to minimize variability in its cash flow from the sale of approximately 50% of the Company’s estimated production from its Dagang field in China over a three-year period starting September 2007. This derivative has a ceiling price of $84.50 per barrel and a floor price of $55.00 per barrel using WTI as the index traded on the NYMEX.

The Company accounts for these contracts using mark-to-market accounting. As forecasted benchmark prices exceed the ceiling prices set in the contract, the contracts have negative value and are a liability; conversely forecasted benchmark prices fall below the floor prices set in the contract, the contracts have a positive value and are an asset. Changes in these unrealized settlement (losses) and gains are detailed below:

Three Months Ended	Favorable	Three Months Ended
June 30,	(Unfavorable)	June 30,
2009	Variances	2008
$(1,249)	$11,629	$(12,878)

Six Months Ended	Favorable	Six Months Ended
June 30,	(Unfavorable)	June 30,
2009	Variances	2008
$(1,704)	$13,132	$(14,836)

Depletion and Depreciation
Depletion and depreciation decreased $0.4 million and $1.3 million for the three-month and six-month periods ended June 30, 2009 as compared to the same periods in 2008, respectively. This is mainly due to decreases in depletion rates for China offset by increase in volumes.
China
China’s depletion rate decreased $8.73 and $9.09 per Boe for the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2008. These decreases in the rates from period to period were mainly due to lower future oil prices estimated at January 1, 2009 compared to January 1, 2008. Under the Production Sharing Contract, this price reduction delays full cost recovery in the Dagang field resulting in an increase in net reserves. Lower estimated future capital expenditures to develop proved undeveloped reserves also contributed to the decrease in the rate. These reductions were partially offset by an additional impairment to the Sichuan exploration costs added to the depletable base in the first two quarters of 2009.
Provision for/Recovery of Income Taxes
China
There was a current recovery of income taxes for the three-month period ended June 30, 2009 compared to a provision for income taxes for the six-month period ended June 30, 2009. Subsequent to the first quarter of 2009 and the 2008 tax calculations being finalized, the Company’s tax advisors determined that there were additional deductible amounts that had not been included in the original calculations.
Discontinued Operations
In June of 2009, management commenced a process to sell all of the Company’s United States’ oil and gas exploration and production operations. The Company completed the sale for total proceeds of $39.2 million in July 2009. The net proceeds from the sale totaled approximately $33.1 million, after repayment of debt in the amount of $5.2 million and transaction expenses estimated at $0.9 million. The net amount of gain/loss from discontinued operations declined for the three-month and six-month periods ended June 30, 2009 when compared to the same periods in 2009 due to the significant decrease in oil prices.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from continuing and discontinued operations for the periods indicated:

	Three-Month Periods ended June 30,		Six-Month Periods ended June 30,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$(2,886)	$2,626	$(6,974)	$5,643

Net cash used in investing activities	$(7,043)	$(3,868)	$(13,311)	$(10,351)

Net cash provided by (used in) financing activities	$(28)	$4,765	$(542)	$3,566

Net increase (decrease) in cash and cash equivalents	$(9,961)	$3,523	$(20,862)	$(1,142)
As reflected in the accompanying unaudited condensed consolidated financial statements, we have losses from operations, negative cash flows from operations and have a substantial accumulated deficit. Historically, we have principally used external sources to fund operations, to fund acquisitions of oil and gas properties and projects, to service long term liabilities and to develop our technology and major projects. The main source of funds historically has been public and private equity and debt markets. The Company’s cash flow from operating activities will not be sufficient to meet its operating and capital obligations, including the Zitong commitment described in Note 7 to the Unaudited Consolidated Financial Statements, and as such, the Company intends to finance its operating and capital projects from a combination of strategic investors in its projects and/or public and private debt and equity markets, either at a parent company level or at a project level.
Principal factors that could affect our ability to obtain funds from external sources include:
•	Inability to attract strategic investors to our projects,

•	Volatility in the public debt and private and equity markets,

•
Increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential credit facilities on a secured or unsecured basis, and

•	A decrease in the market price for our common stock.
Operating Activities
Operating activities used $2.9 million in cash for the three-month period ended June 30, 2009 compared to $2.6 million cash provided for the same period in 2008. Operating activities used $7.0 million in cash for the six-month period ended June 30, 2009 compared to $5.6 million cash provided for the same period in 2008. The decrease in cash from operating activities for the three-month and six-month periods ended June 30, 2009 were mainly due to a decrease in oil and gas prices and an increase in general and administrative and business and technology development expenses when compared to the same periods in 2008.
Investing Activities
Investing activities used $7.0 million in cash for the three-month period ended June 30, 2009 compared to $3.9 million for the same period in 2008. Investing activities used $13.3 million in cash for the six-month period ended June 30, 2009 compared to $10.4 million for the same period in 2008.

Changes in capital investments by segment are detailed below:

	Three-Month Periods Ended			Six-Month Periods Ended
	June 30,			June 30,
			(Increase)			(Increase)
	2009	2008	Decrease	2009	2008	Decrease
Oil and Gas Activities:
Canada	$4,009	$—	$(4,009)	$6,077	$—	$(6,077)
Ecuador	895	—	(895)	1,551	—	(1,551)
China	1,368	1,646	278	2,524	3,771	1,247
Business and Technology Development	420	231	(189)	1,694	946	(748)
Corporate	—	3	3	54	3	(51)

	$6,692	$1,880	$(4,812)	$11,900	$4,720	$(7,180)

•	Canada
As noted above, two leases located in Canada were acquired in the third quarter of 2008. Capital investments during the six-month period ended June 30, 2009 consisted of seismic/ERT, environmental work and capitalized interest.
•	Ecuador
The increase of investment activities in 2009 is due to the signing of a contract in October 2008 to explore and develop Ecuador’s Pungarayacu heavy-oil field using our HTLTM Technology including the completion of environmental assessment activities, the receipt of environmental permits and licenses in May 2009 and preliminary costs related to the planning for appraisal drilling activities.
•	China
Capital asset expenditures decreased 17% or $0.3 million and 33% or $1.2 million in the three-month and six-month periods ended June 30, 2009 as compared to the same periods in 2008. Expenditures in the Dagang field decreased $0.3 million in the three-month period ended June 30, 2009 compared to the same 2008 period as fewer fracture stimulations were performed in 2009 versus 2008. For the six-month period ended June 30, 2009 expenditures at Dagang decreased $1.1 million compared to the same 2008 period due to less fracture stimulation activity in 2009 and an associated decrease in field office cost allocations. Expenditures in the Sichuan project decreased slightly from 2008 levels by $0.2 million for the six-month period ended June 30, 2009 compared to the same 2008 period due to lower personnel costs. We continue to move forward and obtain drilling locations prior to final approval for phase two of the exploration program.
•	Business and Technology Development
The increase in capital spending during the three-month period ending June 30, 2009 when compared to 2008 was due to the timing of costs relating to the construction and delivery of the FTF. Additionally, in 2009 there were modifications to the FTF to provide the capacity for longer term runs and enhance the facility’s intellectual property development capabilities.
Financing Activities
Financing activities for the three-month and six-month periods ended June 30, 2009 consisted mainly of the final debt payments of a long term note. During these same periods in 2008 financing activities consisted of debt payments and professional fees and expenses associated with the pursuit of corporate financing initiatives by the Company’s Chinese subsidiary.
Outlook for balance of 2009
Our primary focus for the balance of 2009 will be to accelerate discussions with potential strategic and financing partners related to our projects in Ecuador and Canada. Progress on these discussions will determine the pace of execution of our two leading projects and the pace of related expenditures.

In addition to the two identified projects, Tamarack and Pungarayacu, we are selectively pursuing other HTL opportunities in the Middle East and elsewhere around the world. Our goal is to develop a manageable portfolio of high quality, heavy oil opportunities on a worldwide basis.
With regard to Tamarack, our focus is on completing the HTL Front End Engineering & Design (“FEED”) work with AMEC, our London-based tier-one contractor.
With regard to Pungarayacu, Ecuador our focus for the balance of 2009 will be on our plan to drill between three and six appraisal wells. This proposed drilling activity will allow us to better characterize the oil and the reservoir in order to proceed with a full appraisal program in 2010.
Contractual Obligations
The table below summarizes the contractual obligations that are reflected in the Unaudited Condensed Consolidated Balance Sheet as at June 30, 2009 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2009	2010	2011	2012	After 2012
Consolidated Balance Sheets:
Long term debt	$39,792	$—	$6,652	$33,140	$—	$—
Asset retirement obligation	2,164	—	1,974	—	—	190
Long term obligation	1,900	—	—	—	1,900	—
Other Commitments:
Interest payable	5,043	1,358	2,572	1,113	—	—
Lease commitments	2,934	737	1,032	703	336	126
Zitong exploration commitment	24,694	13,123	11,571	—	—	—

Total	$76,527	$15,218	$23,801	$34,956	$2,236	$316

Off Balance Sheet Arrangements
As at June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.
Outstanding Share Data
As at August 7, 2009, there were 279,381,187 common shares of the Company issued and outstanding. Additionally, the Company had 11,400,000 share purchase warrants outstanding and exercisable to purchase 11,400,000 common shares. As at August 7, 2009, there were 12,124,950 incentive stock options outstanding to purchase the Company’s common shares.

Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2009		2008				2007
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Total revenue
Canadian GAAP	$4,844	$5,824	$19,524	$26,159	$(3,249)	$8,235	$5,336	$7,391
U.S. GAAP	$4,280	$3,783	$24,919	$40,800	$(15,453)	$5,068	$6,453	$10,962

Net income (loss) from continuing operations:
Canadian GAAP	$(11,444)	$(11,577)	$(16,322)	$4,822	$(18,547)	$(8,430)	$(16,178)	$(5,855)
U.S. GAAP	$(8,985)	$(10,158)	$(27,189)	$20,206	$(30,201)	$(10,728)	$(13,959)	$10,840

Net income (loss) from discontinued operations:
Canadian GAAP	$66	$(697)	$2,342	$5,240	$(3,184)	$(114)	$(2,671)	$(1,377)
U.S. GAAP	$1,151	$466	$(18,210)	$5,618	$(2,780)	$234	$(2,266)	$(13,391)

Net income (loss) per share — continuing operations
Canadian GAAP	$(0.04)	$(0.04)	$(0.06)	$0.02	$(0.08)	$(0.03)	$(0.07)	$(0.02)
U.S. GAAP	$(0.03)	$(0.04)	$(0.10)	$0.07	$(0.12)	$(0.04)	$(0.06)	$0.05

Net income (loss) per share — discontinued operations
Canadian GAAP	$0.00	$(0.00)	$0.01	$0.02	(0.01)	(0.00)	$(0.01)	$(0.01)
U.S. GAAP	$0.00	$0.01	$(0.07)	$0.02	(0.01)	0.00	$(0.01)	$(0.06)
The differences in the net loss and net loss per share for the third quarter of 2007 were mainly due to an additional $3.6 million fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net loss and net loss per share for the second quarter of 2008 were mainly due to an additional negative $12.2 million fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net income and net income per share for the third quarter of 2008 were mainly due to an additional $14.6 million positive fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2008 were mainly due to the additional ceiling test write downs for U.S. GAAP. The differences in the net income and net income per share for the first quarter of 2009 were mainly due to an additional $2.0 million negative fair value adjustment of derivative instruments for U.S. GAAP offset by reduced depletion of $4.4 million. The differences in the net loss and net loss per share for the second quarter of 2009 were mainly due to an additional $3.1 million additional depletion expense for Canadian GAAP.
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
On July 23, 2009, the International Accounting Standards Board (“IASB”) issued amendments to International Financial Reporting Standards 1, “First Time Adoption of International Financial Reporting Standards” (“IFRS 1”). The amendments address the retrospective application of IFRSs to particular situations and are aimed at ensuring that entities applying IFRSs will not face undue cost or effort in the transition process. One such exemption relating to full cost oil and gas accounting, exempts entities using the full cost method from retrospective application of IFRSs for oil and gas assets. Additionally, the amendment allows entities that have used full cost accounting under previous GAAP, to measure their exploration and evaluation assets, and assets in development or production phases, at the amount determined under the entity’s previous GAAP, at the date of transition. For assets in production and development phases, the amount accumulated in the cost center is then allocated pro-rata to the underlying assets using reserve volumes or reserve values at the date of transition. To ensure that these assets are not stated at more than their recoverable amount, an entity that uses this exemption must test such assets for impairment at the date of transition to IFRS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from December 31, 2008. Further information presented on market risks can be found in our 2008 Form 10-K.

Item 4.	Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings:
The Company is a defendant in a lawsuit filed November 20, 2008 in the U.S. District Court for the District of Colorado by Jack J. Grynberg and three affiliated companies that alleges bribery and other misconduct and challenges the propriety of a contract awarded to the Company’s wholly-owned subsidiary Ivanhoe Energy Ecuador Inc. to develop Ecuador’s Pungarayacu heavy oil field. The plaintiff’s claim is for unspecified damages or ownership of the Company’s interest in the Pungarayacu field. The action is at an early stage and the parties are preparing their defense. All defendants have filed motions to dismiss the lawsuit for lack of jurisdiction. While the Company intends to rigorously defend the interest of the Company and its shareholders and considers the plaintiffs’ claim to be wholly without merit, the likelihood of any ultimate loss or gain, if any, on the Company’s part is not determinable at this time.

Item 1A.	Risk Factors:
The following risk factor is in addition to those risk factors more fully described in Item 1A. of our 2008 Annual Report on Form 10-K.
The Company’s financial statements have been prepared in accordance with Canadian generally accepted accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has a history of operating losses and currently anticipates incurring substantial expenditures to further its capital development programs. The Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of its capital investment programs. The continued existence of the Company is dependent upon its ability to obtain capital to meet its obligations, to preserve its interests in current projects and to meet the obligations associated with future projects. The Company intends to finance the future payments required for its capital projects from a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. Public and private debt and equity markets may not be accessible now or in the foreseeable future and, as such, the Company’s ability to obtain financing cannot be predicted with certainty at this time. Without access to financing, the Company may not be able to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters To a Vote of Security Holders:
The Company held its Annual General Meeting of Shareholders (“AGM”) on April 15, 2009. The term of office of each incumbent director expired at the conclusion of the AGM. The following individuals were elected at the AGM as directors of the Company for a term expiring as of the conclusion of the Company’s next AGM:

Name of Director Nominee	Votes in Favor	Votes Withheld
A. Robert Abboud	198,466,047	3,558,607
Howard Balloch	198,284,531	3,740,123
Brian F. Downey	198,574,399	3,450,255
Robert M. Friedland	181,559,895	20,464,759
Robert G. Graham	181,701,787	20,322,867
Peter Meredith	181,587,548	20,437,106
Robert A. Pirraglia	181,068,736	20,955,918

Each of the following matters was also voted upon at the AGM:
•
Deloitte & Touche LLP were re-appointed as the Company’s auditors for remuneration to be determined by the Company’s Board of Directors (201,361,601 Common Shares voted in favor and 663,054 Common Shares withheld from voting); and

•
An ordinary resolution was passed ratifying the grant of 185,000 incentive stock options to two employees of the Company (106,011,137 Common Shares voted in favor and 28,796,550 Common Shares voted against).

Item 5.	Other Information: None

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Stock Purchase Agreement among Ivanhoe Energy Holdings Inc., as Seller, Ivanhoe Energy Inc., as Seller Parent, Seneca South Midway LLC, as Purchaser and Seneca Resources Corporation, as Purchaser Parent.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:	/s/ W. Gordon Lancaster
Name: W. Gordon Lancaster
Title: Chief Financial Officer

Dated: August 10, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Stock Purchase Agreement among Ivanhoe Energy Holdings Inc., as Seller, Ivanhoe Energy Inc., as Seller Parent, Seneca South Midway LLC, as Purchaser and Seneca Resources Corporation, as Purchaser Parent dated June 16, 2009.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002