Form 10-Q
period 2009-09-30
IVANHOE ENERGY INC
filed 2009-11-09
CIK 1106935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s capital stock outstanding as of November 6, 2009 was 279,729,808 Common Shares, no par value.

Page

PART I Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Accumulated Deficit for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I – Financial Information

Item 1.	Financial Statements
IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Balance Sheets
(stated in thousands of U.S. Dollars, except share amounts)

	September 30, 2009	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$39,466	$38,477
Accounts receivable	6,422	3,802
Note receivable	248	—
Prepaid and other current assets	350	637
Restricted cash	2,850	850
Derivative instruments	—	1,459
Assets of discontinued operations	—	2,727

	49,336	47,952

Oil and gas properties and development costs, net	142,933	143,974
Intangible assets — HTLTM technology	92,153	92,153
Long term assets	608	152
Assets of discontinued operations	—	33,044

	$285,030	$317,275

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,510	$9,219
Income tax payable	619	650
Debt — current portion	6,724	412
Derivative instruments	173	—
Asset retirement obligations — current portion	871	—
Liabilities of discontinued operations — current portion	—	6,074

	15,897	16,355

Long term debt	36,094	37,855
Asset retirement obligations	193	1,928
Long term obligation	1,900	1,900
Future income tax liability	20,900	—
Liabilities of discontinued operations	—	1,810

	74,984	59,848

Commitments and contingencies (Note 7)

Going concern and basis of presentation (Note 1)

Shareholders’ Equity:
Share capital, issued 279,427,066 common shares December 31, 2008 279,381,187 common shares	414,010	413,857
Purchase warrants	18,805	18,805
Contributed surplus	19,065	16,862
Convertible note	2,086	2,086
Accumulated deficit	(243,920)	(194,183)

	210,046	257,427

	$285,030	$317,275

(See accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Operations,
    Comprehensive Income (Loss) and Accumulated Deficit
(stated in thousands of U.S. Dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenue
Oil revenue	$7,917	$14,912	$19,659	$37,547
Gain (loss) on derivative instruments	72	10,898	(1,020)	(6,793)
Interest income	2	349	20	391

	7,991	26,159	18,659	31,145

Expenses
Operating costs	2,907	6,626	8,052	16,239
General and administrative	4,412	4,139	14,126	11,438
Business and technology development	2,301	2,015	6,104	4,934
Depletion and depreciation	5,308	6,524	17,308	19,864
Foreign exchange loss	2,815	210	4,501	531
Interest expense and financing costs	177	335	512	1,092
Provision for impairment	948	—	948	—

	18,868	19,849	51,551	54,098

Income (loss) from continuing operations before income taxes	(10,877)	6,310	(32,892)	(22,953)

(Provision for) recovery of income taxes
Current	(618)	(363)	(1,624)	(363)
Future	8,700	(1,125)	8,700	1,161

	8,082	(1,488)	7,076	798

Net income (loss) from continuing operations	(2,795)	4,822	(25,816)	(22,155)
Net income (loss) from discontinued operations (net of tax of $29.6 million for 2009, nil for 2008) (Notes 13 and 14)	(23,290)	5,240	(23,921)	1,942

Net income (loss) and comprehensive income (loss)	(26,085)	10,062	(49,737)	(20,213)

Accumulated deficit, beginning of period	(217,835)	(190,265)	(194,183)	(159,990)

Accumulated deficit, end of period	$(243,920)	$(180,203)	$(243,920)	$(180,203)

Net income (loss) per share
Net income (loss) from continuing operations, basic and diluted	$(0.01)	$0.02	$(0.09)	$(0.09)
Net income (loss) from discontinued operations, basic and diluted	(0.08)	0.02	(0.09)	0.01

Net income (loss) per share, basic and diluted	$(0.09)	$0.04	$(0.18)	$(0.08)

Weighted average number of Shares (in thousands)
Basic	279,427	265,372	279,381	251,907

Diluted	279,427	279,641	279,381	251,907

(see accompanying notes)

IVANHOE ENERGY INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(stated in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Operating Activities
Net income (loss)	$(26,085)	$10,062	$(49,737)	$(20,213)
Net (income) loss from discontinued operations	23,290	(5,240)	23,921	(1,942)
Items not requiring use of cash:
Depletion and depreciation	5,308	6,524	17,308	19,864
Provision for impairment	948	—	948	—
Stock based compensation	1,270	850	2,242	2,570
Unrealized (gain) loss on derivative instruments	(72)	(12,706)	1,632	2,130
Unrealized foreign exchange loss	2,786	314	4,432	397
Future income tax (recovery) provision	(8,700)	1,125	(8,700)	(1,161)
Provision for uncollectible accounts	—	725	—	725
Other	104	169	268	486
Changes in non-cash working capital items	85	(1,756)	(3,177)	(498)

Net cash provided by (used in) operating activities from continuing operations	(1,066)	67	(10,863)	2,358
Net cash provided by (used in) operating activities from discontinued operations	(135)	1,606	2,703	5,041

Net cash provided by (used in) operating activities	(1,201)	1,673	(8,160)	7,399

Investing Activities
Capital investments	(5,823)	(8,355)	(17,723)	(13,075)
Acquisition of oil and gas assets	—	(22,308)	—	(22,308)
Advance repayments	—	—	—	100
Increase in restricted cash	(2,000)	(850)	(2,000)	(850)
Other	(202)	135	(355)	33
Changes in non-cash working capital items	(499)	3,182	(1,186)	748

Net cash used in investing activities from continuing operations	(8,524)	(28,196)	(21,264)	(35,352)
Net cash provided by (used in) investing activities from discontinued operations	35,878	(913)	35,292	(4,108)

Net cash provided by (used in) investing activities	27,354	(29,109)	14,028	(39,460)

Financing Activities
Shares issued on private placements, net of share issue costs	—	82,687	—	82,687
Proceeds from exercise of options and warrants	98	518	98	1,204
Proceeds from debt obligations, net of financing costs	—	—	—	4,790
Payments of debt obligations	—	(615)	(416)	(1,845)
Payments of deferred financing costs	—	(542)	—	(2,606)
Other	—	—	(100)	—
Changes in non-cash working capital items	—	(711)	(26)	(9)

Net cash provided by (used in) financing activities from continuing operations	98	81,337	(444)	84,221
Net cash provided by (used in) financing activities from discontinued operations	(5,200)	—	(5,200)	700

Net cash provided by (used in) financing activities	(5,102)	81,337	(5,644)	84,921

Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in a Foreign Currency	12	(2,466)	(23)	(2,567)

Increase in Cash and Cash Equivalents, for the period	21,063	51,435	201	50,293
Cash and cash equivalents, beginning of period	18,403	10,214	39,265	11,356

Cash and Cash Equivalents, end of period	$39,466	$61,649	$39,466	$61,649

Cash and cash equivalents, end of period — continuing operations	$39,466	$60,535	$39,466	$60,535

Cash and cash equivalents, end of period — discontinued operations	$—	$1,114	$—	$1,114

(See accompanying notes)

Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009
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
The Company’s financial statements as at and for the three-month and nine-month periods ended September 30, 2009 have been prepared in accordance with Canadian GAAP applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company incurred a net loss of $26.1 million for the three-month period ended September 30, 2009, and as at September 30, 2009, had an accumulated deficit of $243.9 million and positive working capital of $33.4 million. The Company currently anticipates incurring substantial expenditures to further its capital development programs, particularly those related to the development of an oil sands project in Alberta and the development of a heavy oil field in Ecuador. The Company’s cash flow from operating activities will not be sufficient to both satisfy its current obligations and meet the requirements of these capital investment programs. The continued existence of the Company is dependent upon its ability to obtain capital to fund further development and to meet obligations to preserve its interests in these properties and to meet the obligations associated with other potential HTL™ projects. The Company intends to finance the future payments required for its capital projects from a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. Public and private debt and equity markets may not be accessible now or in the foreseeable future and, as such, the Company’s ability to obtain financing cannot be predicted with certainty at this time. Without access to financing, the Company may not be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
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

Impact of New and Pending Canadian GAAP Accounting Standards
In January 2009, the Emerging Issues Committee of the CICA (“EIC”) issued Emerging Issues Committee abstract 173, “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities” which provides guidance on the implications of credit risk in determining the fair value of an entity’s financial assets and financial liabilities. The guidance clarifies that an entity’s own credit risk and the credit risk of counterparties should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The conclusions of the EIC were effective from the date of issuance of the abstract and did not have any material impact on the Company’s consolidated balance sheet or statement of operations, comprehensive loss and accumulated deficit. However, the Company’s fair value disclosures in Note 10 incorporate this new guidance.
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
In June 2009, the AcSB issued Accounting Revisions Release No. 54, “Improving Disclosures About Financial Instruments — Background Information and Basis for Conclusions (Amendments to Financial Instruments – Disclosures, Section 3862)”, which amended certain disclosure requirements related to financial instrument disclosure in response to disclosure amendments issued by the International Accounting Standards Board. This is consistent with the AcSB’s strategy to adopt IFRS and to ensure the current existing disclosure requirements for financial instruments are converged to the extent possible. The new disclosure standards require disclosure of fair values based on a fair value hierarchy as well as enhanced discussion and quantitative disclosure related to liquidity risk. The amended disclosure requirements are effective for annual financial statements relating to fiscal years ending after September 30, 2009 and as such, the Company will include the required disclosure in its annual financial statements for the year ending December 31, 2009.

3. OIL AND GAS PROPERTIES AND DEVELOPMENT COSTS
Capital assets categorized by segment are as follows:

	As at September 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	Corporate	Development	Total
Oil and Gas Properties:
Proved	$—	$—	$145,690	$—	$—	$145,690
Unproved	90,787	4,286	4,325	—	—	99,398

	90,787	4,286	150,015	—	—	245,088
Accumulated depletion	—	—	(97,361)	—	—	(97,361)
Accumulated provision for impairment	—	—	(16,550)	—	—	(16,550)

	90,787	4,286	36,104	—	—	131,177

Development Costs:
Feasibility studies and other deferred costs:
HTLTM	—	—	—	—	955	955
GTL	—	—	—	—	5,054	5,054
Accumulated provision for impairment	—	—	—	—	(5,054)	(5,054)
Feedstock test facility	—	—	—	—	10,594	10,594
Accumulated depreciation and impairment	—	—	—	—	(262)	(262)

	—	—	—	—	11,287	11,287

Furniture and equipment	14	141	129	930	22	1,236
Accumulated depreciation	(7)	(47)	(86)	(615)	(12)	(767)

	7	94	43	315	10	469

	$90,794	$4,380	$36,147	$315	$11,297	$142,933

	As at December 31, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	Corporate	Development	Total
Oil and Gas Properties:
Proved	$—	$—	$141,089	$—	$—	$141,089
Unproved	81,090	1,454	5,233	—	—	87,777

	81,090	1,454	146,322	—	—	228,866
Accumulated depletion	—	—	(81,717)	—	—	(81,717)
Accumulated provision for impairment	—	—	(16,550)	—	—	(16,550)

	81,090	1,454	48,055	—	—	130,599

Development Costs:
Feasibility studies and other deferred costs:
HTLTM	—	—	—	—	801	801
GTL	—	—	—	—	5,054	5,054
Accumulated provision for impairment	—	—	—	—	(5,054)	(5,054)
Feedstock test facility	—	—	—	—	8,770	8,770
Commercial demonstration facility	—	—	—	—	11,036	11,036
Accumulated depreciation	—	—	—	—	(7,713)	(7,713)

	—	—	—	—	12,894	12,894

Furniture and equipment	20	90	120	13	406	649
Accumulated depreciation	(6)	—	(79)	(6)	(77)	(168)

	14	90	41	7	329	481

	$81,104	$1,544	$48,096	$7	$13,223	$143,974

During the third quarter of 2009, the Company determined that the completion and subsequent improvements to its technology showpiece the HTLTM Feedstock Test Facility (“FTF”) in San Antonio diminished the business purpose of the HTLTM commercial demonstration facility (“CDF”) to nil. Consequently, the abandonment process commenced and the Company has impaired the net carrying value of the costs associated with the CDF as at September 30, 2009. The carrying value, net of depreciation, for the CDF, of $0.9 million, was reduced to nil with a corresponding reduction in our results of operations. Also, see Note 6 below.

In July 2009, the Company sold its U.S. operating segment (see Note 14); consequently, the segment information has been revised to reflect this sale.
Costs as at September 30, 2009 of $99.4 million ($87.8 million at December 31, 2008), related to unproved oil and gas properties, have been excluded from costs subject to depletion and depreciation. Included in the depletion calculation is $0.7 million for future development costs associated with proven undeveloped reserves as at September 30, 2009 ($3.3 million at December 31, 2008).
For the three-month and nine-month periods ended September 30, 2009, general and administrative expenses related directly to oil and gas acquisition, exploration and development activities of $1.0 million and $3.0 million ($0.2 million and $0.6 million for 2008) were capitalized.
For the three-month and nine-month periods ended September 30, 2009, interest on debt related to oil and gas acquisition activities of $0.5 million and $1.6 million ($0.8 million for the three-month and nine-month periods ended September 30, 2008) was capitalized.
4. INTANGIBLE ASSETS — HTLTM TECHNOLOGY
The Company owns an exclusive, irrevocable license to deploy, worldwide, the patented rapid thermal processing process (“RTPTM Process”) for petroleum applications as well as the exclusive right to deploy the RTPTM Process in all applications other than biomass. The Company’s carrying value of the RTPTM Process for heavy oil upgrading (“HTLTM Technology” or “HTLTM”) as at September 30, 2009 and December 31, 2008 was $92.2 million. Since the Company acquired the technology, it has continued to expand its patent coverage to protect innovations to the HTLTM Technology as they are developed and to significantly extend the Company’s portfolio of HTLTM intellectual property. In the United States, the Company is the assignee of three granted U.S. patents and currently has three U.S. patent applications pending. The Company also has multiple patent applications pending in numerous other countries. In addition, the Company owns exclusive, irrevocable licenses to patents, patent applications, and technology for the rapid thermal processing process of petroleum.
Recovery of capitalized costs related to potential HTLTM projects is dependent upon finalizing definitive agreements for, and successful completion of, the various projects. This intangible asset was not amortized and its carrying value was not impaired for the three-month and nine-month periods ended September 30, 2009 and 2008.
5. LONG TERM DEBT
Notes payable consisted of the following as at:

	September 30,	December 31,
	2009	2008

Variable rate bank note (4.00% at September 30, 2009) due September 2010	$7,000	$7,000
Non-interest bearing promissory note, final payment February 2009	—	416
Convertible note (4.25% at September 30, 2009) due July 2011	37,306	32,787

	44,306	40,203

Less:
Unamortized discount	(1,212)	(4)
Unamortized deferred financing costs	(276)	(1,932)
Current maturities	(6,724)	(412)

	(8,212)	(2,348)

	$36,094	$37,855

The scheduled maturities of the Company’s long-term debt, excluding unamortized discount and unamortized deferred financing costs, as at September 30, 2009 were as follows:

2010	$7,000
2011	37,306

$44,306

6. ASSET RETIREMENT OBLIGATIONS
The Company provides for the expected costs required to abandon the CDF and the FTF. The undiscounted amount of expected future cash flows required to settle the Company’s asset retirement obligations for these assets as at September 30, 2009 was estimated at $1.4 million. These payments are expected to be made over the next 20 years; with the majority of the payments expected to be made within one year. To calculate the present value of these obligations, the Company used an inflation rate of 1% and 3% and the expected future cash flows have been discounted using a credit-adjusted risk-free rate of 5.3 and 5.5% for the respective periods shown below. As noted in Note 3 above, the abandonment process for the CDF commenced in the third quarter of 2009. Management determined that a more cost effective way to handle this dismantlement would be to redeploy Company staff from its discontinued operations as opposed to utilizing external service providers. As a result, there was an adjustment to the estimated future cash flows expected to be needed to abandon this asset. A reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of the CDF and the FTF is as follows:

	As at	As at
	September 30,	December 31,
	2009	2008

Carrying balance, beginning of year	$1,928	$739
Liabilities incurred	185	—
Accretion expense	77	76
Revisions in estimated cash flows	(1,126)	1,113

Carrying balance, end of period	1,064	1,928

Less: current portion	871	—

Carrying balance, end of period	$193	$1,928

7. COMMITMENTS AND CONTINGENCIES
Zitong Block Exploration Commitment
At December 31, 2005, the Company, through Sunwing Energy, Ltd. (“Sunwing” and “Sunwing Energy”), the Company’s existing, wholly-owned company established for activities in China, held a 100% working interest in a thirty-year production-sharing contract with China National Petroleum Corporation (“CNPC”) in a contract area, known as the Zitong Block, located in the northwestern portion of the Sichuan Basin. In January 2006, the Company farmed-out 10% of its working interest in the Zitong block to Mitsubishi Gas Chemical Company Inc. of Japan (“Mitsubishi”) for $4.0 million.
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

The Company has an uncertain tax position in China related to when its entitlement to take tax deductions associated with development costs commenced. In March 2007, the Company received a preliminary indication from local Chinese tax authorities as to a potential change in the rule under which development costs are deducted from taxable income effective for the 2006 tax year. The Company discussed this matter with Chinese tax authorities and subsequently filed its 2006 tax return for Sunwing’s wholly-owned subsidiary Pan-China Resources Ltd. (“Pan-China”) taking a new filing position in which development costs are capitalized and amortized on a straight line basis over six years starting in the year the development costs are incurred rather than deducted in their entirety in the year incurred. This change resulted in a $50.3 million reduction in tax loss carry-forwards in 2007 with an equivalent increase in the tax basis of development costs available for application against future Chinese income. The Company has received no formal notification of this rule change; however, it will continue to file tax returns under this new approach. To the extent that there is a different interpretation in the timing of the deductibility of development costs, this could potentially result in an increase of $1.1 million to the current tax provision.
The Company has an uncertain tax position related to the calculation of a gain on the consideration received from two farm-out transactions and the designation of whether the taxable gains may be subject to a withholding tax of 10% pursuant to Chinese tax law for income derived by a foreign entity. The Company is waiting for the Chinese tax authorities to reply to its request to validate in writing that its current treatment of such tax position is appropriate. To the extent that the calculation of a gain is interpreted differently and the amounts are subject to withholding tax, there would be an additional current tax provision of approximately $0.7 million.
No amounts have been recorded in the financial statements related to the above mentioned uncertain tax positions as management has determined the likelihood of an unfavorable outcome to the Company to be low.
Other Commitments
From time to time, the Company enters into consulting agreements whereby a success fee may be payable if and when a definitive agreement is signed or certain other contractual milestones are met. Under the agreements, the consultant may receive cash, Company shares, stock options or some combination thereof. These fees are not considered to be material in relation to the overall capital costs and funding requirements of the future individual projects.
In July 2008, the Company completed the acquisition of Talisman Energy Canada’s (“Talisman”) 100% working interests in two leases located in the Athabasca oil sands region in the Province of Alberta, Canada. In addition to the total purchase price of Cdn.$90.0 million, the Company may also be required to make a cash payment to Talisman of Cdn.$15 million if the requisite government and other approvals necessary to develop the northern border of one of the leases are obtained. No amount is recorded in the financial statements for this payment as at September 30, 2009 as the chance of occurrence cannot be determined at this time.
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

8. SHARE CAPITAL AND WARRANTS
Following is a summary of the changes in shareholder’s equity (excluding accumulated deficit) and stock options outstanding for the nine-month period ended September 30, 2009:

						Stock Options
							Wtd. Avg
	Common Shares						Exercise
	Number		Purchase	Contributed	Convertible	Number	Price
	(thousands)	Amount	Warrants	Surplus	Note	(thousands)	Cdn.$
Balance December 31, 2008	279,381	$413,857	$18,805	$16,862	$2,086	11,913	$2.32
Shares issued for:
Exercise of options	46	153	—	(55)	—	(46)	$2.58
Options:
Granted	—	—	—	—	—	3,998	$2.15
Forfeited	—	—	—	—	—	(317)	$2.12
Cancelled	—	—	—	—	—	(317)	$2.56
Compensation calculated for stock option grants*	—	—	—	2,258	—	—	—

Balance September 30, 2009	279,427	$414,010	$18,805	$19,065	$2,086	15,231	$2.28

* -	includes stock based compensation charged to continuing operations as well as discontinued operations.
There were no changes to the number of the Company’s purchase warrants and common shares issuable upon the exercise of the purchase warrants for the nine-month period ended September 30, 2009.
As at September 30, 2009, the following purchase warrants were exercisable to purchase common shares of the Company until the expiry date at the price per share as indicated below:

Purchase Warrants
	Price per			Common			Exercise		Cash
Year of	Special			Shares			Price per		Value on
Issue	Warrant	Issued	Exercisable	Issuable	Value	Expiry Date	Share		Exercise
		(thousands)			($U.S. 000)				($U.S. 000)
2006	U.S.$2.23	11,400	11,400	11,400	18,805	May 2011	Cdn. $2.93	(1)	31,153

(1)
Each common share purchase warrant originally entitled the holder to purchase one common share at a price of $2.63 per share until the fifth anniversary date of the closing of the transaction. In September 2006, these warrants were listed on the Toronto Stock Exchange and the exercise price was changed to Cdn.$2.93.

9. SEGMENT INFORMATION
The Company has four reportable business segments: Oil and Gas — Integrated, Oil and Gas – Conventional, Business and Technology Development and Corporate. These segments are different from those reported in the Company’s previous financial statements included in its Form 10-Qs and Form 10-Ks and as such, the presentation has been changed to conform to the new segments. Due to newly established geographically focused entities and the initiation of two new integrated projects in the second half of 2008, new segments are being reported to reflect how management now analyzes and manages the Company. In July 2009, the Company sold its U.S. operating segment (see Note 14); consequently, the segment information has been revised to reflect this sale.
Oil and Gas
Integrated
Projects in this segment will have two primary components. The first component consists of conventional exploration and production activities together with enhanced oil recovery techniques such as steam assisted gravity drainage. The second component consists of the deployment of our HTLTM Technology that will be used to upgrade heavy oil at facilities located in the field to produce lighter, more valuable crude. The Company has two such projects currently reported in this segment — a heavy oil project in Alberta and a heavy oil project in Ecuador.

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

The following tables present the Company’s segment information for the three-month and nine-month periods ended September 30, 2009 and 2008 and identifiable assets as at September 30, 2009 and December 31, 2008:

	Three Month Period Ended September 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$7,917	$—	$—	$—	$7,917
Gain on derivative instruments	—	—	72	—	—	—	72
Interest income	—	—	—	—	—	2	2

	—	—	7,989	—	—	2	7,991

Expenses
Operating costs	—	—	2,907	—	—	—	2,907
General and administrative	239	606	636	—	—	2,931	4,412
Business and technology development	104	—	—	—	2,197	—	2,301
Depletion and depreciation	1	11	5,130	—	129	37	5,308
Foreign exchange (gain) loss	(7)	—	3	—	2	2,817	2,815
Interest expense and financing costs	—	—	151	—	25	1	177
Provision for impairment	—	—	—	—	948	—	948

	337	617	8,827	—	3,301	5,786	18,868

Loss from continuing operations before income taxes	(337)	(617)	(838)	—	(3,301)	(5,784)	(10,877)

(Provision for) recovery of income taxes
Current	—	—	(269)	—	—	(349)	(618)
Future	—	—	—	—	8,700	—	8,700

	—	—	(269)	—	8,700	(349)	8,082

Net income (loss) from continuing operations	(337)	(617)	(1,107)	—	5,399	(6,133)	(2,795)

Net loss from discontinued operations (net of tax of $29.6 million)	—	—	—	(23,290)	—	—	(23,290)

Net income (loss) and comprehensive income (loss)	$(337)	$(617)	$(1,107)	$(23,290)	$5,399	$(6,133)	$(26,085)

Capital Investments	$3,186	$1,333	$1,179	$—	$125	$—	$5,823

	Nine Month Period Ended September 30, 2009
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$19,659	$—	$—	$—	$19,659
Loss on derivative instruments	—	—	(1,020)	—	—	—	(1,020)
Interest income	—	—	4	—	—	16	20

	—	—	18,643	—	—	16	18,659

Expenses
Operating costs	—	—	8,052	—	—	—	8,052
General and administrative	573	1,583	1,663	—	—	10,307	14,126
Business and technology development	491	—	—	—	5,613	—	6,104
Depletion and depreciation	3	47	15,646	—	1,502	110	17,308
Foreign exchange (gain) loss	(12)	—	39	—	2	4,472	4,501
Interest expense and financing costs	—	—	430	—	76	6	512
Provision for impairment	—	—	—	—	948	—	948

	1,055	1,630	25,830	—	8,141	14,895	51,551

Loss from continuing operations before income taxes	(1,055)	(1,630)	(7,187)	—	(8,141)	(14,879)	(32,892)

(Provision for) recovery of income taxes
Current	—	—	(1,266)	—	—	(358)	(1,624)
Future	—	—	—	—	8,700	—	8,700

	—	—	(1,266)	—	8,700	(358)	7,076

Net income (loss) from continuing operations	(1,055)	(1,630)	(8,453)	—	559	(15,237)	(25,816)
Net loss from discontinued operations (net of tax of $29.6 million)	—	—	—	(23,921)	—	—	(23,921)

Net income (loss) and comprehensive income (loss)	$(1,055)	$(1,630)	$(8,453)	$(23,921)	$559	$(15,237)	$(49,737)

Capital Investments	$9,263	$2,883	$3,702	$—	$1,818	$57	$17,723

Identifiable Assets:
As at September 30, 2009	$90,885	$5,102	$53,989	$—	$103,708	$31,346	$285,030

As at December 31, 2008	$81,126	$1,766	$64,901	$37,480	$105,587	$26,415	$317,275

	Three Month Period Ended September 30, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$14,912	$—	$—	$—	$14,912
Gain on derivative instruments	—	—	10,898	—	—	—	10,898
Interest income	—	—	11	—	—	338	349

	—	—	25,821	—	—	338	26,159

Expenses
Operating costs	—	—	6,626	—	—	—	6,626
General and administrative	655	101	621	—	—	2,762	4,139
Business and technology development	(19)	—	—	—	2,034	—	2,015
Depletion and depreciation	1	—	5,892	—	631	—	6,524
Foreign exchange (gain) loss	—	—	18	—	(45)	237	210
Interest expense and financing costs	—	—	169	—	22	144	335

	637	101	13,326	—	2,642	3,143	19,849

Income (loss) from continuing operations before income taxes	(637)	(101)	12,495	—	(2,642)	(2,805)	6,310

Provision for income taxes
Current	—	—	(359)	—	(2)	(2)	(363)
Future	—	—	(1,125)	—	—	—	(1,125)

	—	—	(1,484)	—	(2)	(2)	(1,488)

Net income (loss) from continuing operations	(637)	(101)	11,011	—	(2,644)	(2,807)	4,822

Net income from discontinued operations	—	—	—	5,240	—	—	5,240

Net income (loss) and comprehensive income (loss)	$(637)	$(101)	$11,011	$5,240	$(2,644)	$(2,807)	$10,062

Capital Investments	$3,997	$—	$1,793	$—	$2,565	$—	$8,355

	Nine Month Period Ended September 30, 2008
	Oil and Gas				Business and
	Integrated		Conventional		Technology
	Canada	Ecuador	China	U.S.	Development	Corporate	Total
Revenue
Oil revenue	$—	$—	$37,547	$—	$—	$—	$37,547
Loss on derivative instruments	—	—	(6,793)	—	—	—	(6,793)
Interest income	—	—	36	—	—	355	391

	—	—	30,790	—	—	355	31,145

Expenses
Operating costs	—	—	16,239	—	—	—	16,239
General and administrative	1,404	102	1,613	—	—	8,319	11,438
Business and technology development	129	—	—	—	4,805	—	4,934
Depletion and depreciation	1	—	17,892	—	1,968	3	19,864
Foreign exchange (gain) loss	—	—	289	—	(45)	287	531
Interest expense and financing costs	—	—	642	—	54	396	1,092

	1,534	102	36,675	—	6,782	9,005	54,098

Loss from continuing operations before income taxes	(1,534)	(102)	(5,885)	—	(6,782)	(8,650)	(22,953)

(Provision for) recovery of income taxes
Current	—	—	(359)	—	(2)	(2)	(363)
Future	—	—	1,161	—	—	—	1,161

	—	—	802	—	(2)	(2)	798

Net loss from continuing operations	(1,534)	(102)	(5,083)	—	(6,784)	(8,652)	(22,155)
Net income from discontinued operations	—	—	—	1,942	—	—	1,942

Net income (loss) and comprehensive income (loss)	$(1,534)	$(102)	$(5,083)	$1,942	$(6,784)	$(8,652)	$(20,213)

Capital Investments	$3,998	$—	$5,566	$—	$3,511	$—	$13,075

10. FINANCIAL INSTRUMENTS AND FINANCIAL RISK FACTORS
The accounting classification of each category of financial instruments, and their carrying amounts, are set out below. Carrying amounts approximate fair value except for long-term debt. After taking into account its own credit risk, the Company calculated the fair value of its long-term debt to be $42.0 million as at September 30, 2009.

	As at September 30, 2009
				Financial
		Available-for-		liabilities
	Loans and	sale financial	Held-for-	measured at	Total carrying
	receivables	assets	trading	amortized cost	amount
Financial Assets:
Cash and cash equivalents	$—	$—	$39,466	$—	$39,466
Accounts receivable	6,422	—	—	—	6,422
Note receivable	248	—	—	—	248
Restricted cash	—	—	2,850	—	2,850

Financial Liabilities:
Accounts payable and accrued liabilities	—	—	—	(7,510)	(7,510)
Derivative instruments	—	—	(173)	—	(173)
Long term debt	—	—	—	(42,818)	(42,818)
Long term obligation	—	—	—	(1,900)	(1,900)

	$6,670	$—	$42,143	$(52,228)	$(3,415)

	As at December 31, 2008
				Financial
		Available-for-		liabilities
	Loans and	sale financial	Held-for-	measured at	Total carrying
	receivables	assets	trading	amortized cost	amount
Financial Assets:
Cash and cash equivalents	$—	$—	$38,477	$—	$38,477
Accounts receivable	3,802	—	—	—	3,802
Restricted cash	—	—	850	—	850
Derivative instruments	—	—	1,459	—	1,459

Financial Liabilities:
Accounts payable and accrued liabilities	—	—	—	(9,219)	(9,219)
Long term debt	—	—	—	(38,267)	(38,267)
Long term obligation	—	—	—	(1,900)	(1,900)

	$3,802	$—	$40,786	$(49,386)	$(4,798)

Financial Risk Factors
The Company is exposed to a number of different financial risks arising from typical business exposures as well as its use of financial instruments including market risk relating to commodity prices, foreign currency exchange rates and interest rates, credit risk and liquidity risk. There have been no significant changes to the Company’s exposure to risks or to management’s objectives, policies and processes to manage risks from the previous year except the availability of financing is dependent in part on the return of the credit and equity markets to normalized conditions. During the fourth quarter of 2008, and the first nine months of 2009, as a result of the global economic crisis, the terms and availability of equity and debt capital have been materially restricted and financing may not be available when required or on commercially acceptable terms.
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

12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three-month and nine-month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Supplemental Cash Flow Information

Cash paid during the period for
Income taxes	$—	$5	$1,655	$5

Interest	$864	$38	$2,059	$541

Investing and Financing activities, non-cash
Acquisition of oil and gas assets
Debt issued	$—	$52,052	$—	$52,052

Conversion of debt to shares
Extinguishment of debt	$—	$4,737	$—	$4,737
Extinguishment of interest	—	125	—	125

	$—	$4,862	$—	$4,862

Shares issued for bonuses	$—	$490	$—	$490

Changes in non-cash working capital items
Operating Activities
Accounts receivable	$(1,308)	$(2,094)	$(2,669)	$(3,704)
Prepaid and other current assets	294	34	287	192
Accounts payable and accrued liabilities	480	(54)	(764)	2,656
Income tax payable	619	358	(31)	358

	85	(1,756)	(3,177)	(498)

Investing Activities
Accounts receivable	3	(179)	49	(147)
Note receivable	(248)	—	(248)	—
Prepaid and other current assets	(11)	(9)	—	1
Accounts payable and accrued liabilities	(243)	3,370	(987)	894

	(499)	3,182	(1,186)	748

Financing Activities
Accounts payable and accrued liabilities	—	(711)	(26)	(9)

	$(414)	$715	$(4,389)	$241

Cash and cash equivalents at September 30, 2009 and December 31, 2008, are composed entirely of bank balances in checking accounts with excess cash in money market accounts which invest primarily in government securities with less than 90 day original maturities.
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

Prior to the Company selling its U.S. operating segment in July 2009, as further described in Note 14, the Company had future tax assets arising from net operating losses carry-forwards generated by this business segment. These future income tax assets were partially offset by certain future income tax liabilities in the U.S. and by a valuation allowance. As at June 30, 2009, as a result of the sale of the business segment, the Company was no longer able to offset these tax assets and liabilities but was required to present these future income tax assets as “assets from discontinued operations” and a future income tax liability both in the amount of $29.6 million in the accompanying balance sheet. The future income tax assets classified as “Assets from discontinued operations” were ultimately included in the $23.4 million loss on disposition as described in Note 14. Revisions were made to the future income tax liability during the third quarter of 2009 based on revised projections of taxable income and utilization of net operating loss carryforwards. As at September 30, 2009, the Company’s future income tax liability is $20.9 million in the accompanying balance sheet.
14. DISCONTINUED OPERATIONS
In June of 2009, management commenced a process to sell all of the Company’s United States’ oil and gas exploration and production operations. On July 17, 2009, the Company completed the sale of its wholly owned subsidiary Ivanhoe Energy (USA) Inc. for a purchase price of $39.2 million. The purchaser acquired all of the Company’s oil and gas exploration and production operations in California and Texas and additional exploration acreage in California. An escrow deposit in the amount of $2.0 million, which has been set aside from the sales proceeds, will be available to the purchaser for a period of one year to satisfy any indemnification obligations of the Company. The Company used approximately $5.2 million of the sales proceeds to repay an outstanding loan to a third party financial institution holding a security interest in the subsidiary company’s assets. The Company intends to use the balance of the sales proceeds for the ongoing development of its heavy oil projects in Canada and Ecuador and for general corporate purposes.
The operating results for this discontinued operation for the periods noted were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$556	$5,526	$5,455	$15,913
Gain (loss) on derivative instruments	—	3,920	189	(3,122)
Interest income	—	21	8	87

	556	9,467	5,652	12,878

Expenses
Operating costs	164	1,585	2,132	3,978
General and administrative	9	855	139	1,738
Depletion and depreciation	303	1,659	3,772	4,813
Interest expense and financing costs	13	128	173	407

	489	4,227	6,216	10,936

Income (Loss) before disposition	67	5,240	(564)	1,942

Loss on disposition (net of tax of $29.6 million for 2009, nil for 2008)	(23,357)	—	(23,357)	—

Net income (loss) from discontinued operations	$(23,290)	$5,240	$(23,921)	$1,942

The carrying amounts of the major classes of assets and liabilities for this discontinued operation were as follows:

December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$787
Accounts receivable	1,068
Prepaid and other current assets	172
Derivative instruments	700
2,727

Oil and gas properties and equipment, net	32,577
Long term assets	467

$35,771

Liabilities
Current Liabilities:
Accounts payable and accrued liabilities	$874
Debt — current portion	5,200

6,074

Asset retirement obligations	1,810

$7,884

15. ADDITIONAL DISCLOSURE REQUIRED UNDER U.S. GAAP
The Company’s consolidated financial statements have been prepared in accordance with GAAP as applied in Canada. In the case of the Company, Canadian GAAP conforms in all material respects with U.S. GAAP except for certain matters, the details of which are as follows:
Condensed Consolidated Balance Sheets
The application of U.S. GAAP has the following effects on consolidated balance sheet items as reported under Canadian GAAP:

	As at September 30, 2009				As at December 31, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP

Assets
Current Assets:
Cash and cash equivalents	$39,466	$—		$39,466	$38,477	$—		$38,477
Accounts receivable	6,422	—		6,422	3,802	—		3,802
Note receivable	248	—		248	—	—		—
Prepaid and other current assets	350	—		350	637	—		1,487
Restricted cash	2,850	—		2,850	850	—		—
Derivative instruments	—	—		—	1,459	—		1,459
Assets of discontinued operations	—	—		—	2,727	—		2,727

Total Current Assets	49,336	—		49,336	47,952	—		47,952

Oil and gas properties and development costs, net	142,933	(38,500)	(i)	121,763	143,974	(38,500)	(i)	114,385
		18,982	(ii)			9,929	(ii)
		(955)	(iii)			(1,018)	(iii)
		(697)	(iv)
Intangible assets — technology	92,153	—		92,153	92,153	—		92,153
Long term assets	608	276	(v)	884	152	451	(v)	603
Assets of discontinued operations	—	—		—	33,044	(24,890)	(xii)	8,154

Total Assets	$285,030	$(20,894)		$264,136	$317,275	$(54,028)		$263,247

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,510	$—		$7,510	$9,219	$—		$9,219
Income tax payable	619	—		619	650	—		650
Debt — current portion	6,724	—		6,724	412	—		412
Derivative instruments	173	4,891	(viii)	5,064	—	1,121	(viii)	1,121
Asset retirement obligation — current portion	871	—		871	—	—		—
Liabilities of discontinued operations — current portion	—	—		—	6,074	—		6,074

Total Current Liabilities	15,897	4,891		20,788	16,355	1,121		17,476

Long term debt	36,094	276	(v)	37,583	37,855	451	(v)	40,392
		1,389	(iv)			2,086	(iv)
		(176)	(iv)
Asset retirement obligations	193	—		193	1,928	—		1,928
Long term obligation	1,900	—		1,900	1,900	—		1,900
Future income tax liability	20,900	—		20,900	—	—		—
Liabilities of discontinued operations	—	—		—	1,810			1,810

Total Liabilities	74,984	6,380		81,364	59,848	3,658		63,506

Shareholders’ Equity:

Share capital	414,010	74,455	(vi)	502,525	413,857	74,455	(vi)	502,372
		(498)	(vii)			(498)	(vii)
		1,358	(ix)			1,358	(ix)
		13,200	(viii)			13,200	(viii)
Purchase warrants	18,805	(18,805)	(viii)	—	18,805	(18,805)	(viii)	—
Contributed surplus	19,065	(3,209)	(vii)	12,909	16,862	(3,250)	(vii)	10,665
		(2,947)	(viii)			(2,947)	(viii)
Convertible note	2,086	(2,086)	(iv)	—	2,086	(2,086)	(iv)	—
Accumulated deficit	(243,920)	(88,742)		(332,662)	(194,183)	(119,113)		(313,296)

Total Shareholders’ Equity	210,046	(27,274)		182,772	257,427	(57,686)		199,741

Total Liabilities and Shareholders’ Equity	$285,030	$(20,894)		$264,136	$317,275	$(54,028)		$263,247

Oil and Gas Properties and Development Costs
(i) There are certain differences between the full cost method of accounting for oil and gas properties as applied in Canada and as applied in the U.S. The principal difference is in the method of performing ceiling test evaluations under the full cost method of accounting rules. In the ceiling test evaluation for U.S. GAAP purposes, the Company limits, on a country-by-country basis, the capitalized costs of oil and gas properties, net of accumulated depletion, depreciation and amortization and deferred income taxes, to (a) the estimated future net cash flows from proved oil and gas reserves using period-end, non-escalated prices and costs, discounted to present value at 10% per annum, plus (b) the cost of properties not being amortized (e.g. major development projects) and (c) the lower of cost or fair value of unproved properties included in the costs being amortized less (d) income tax effects related to the difference between the book and tax basis of the properties referred to in (b) and (c) above. If capitalized costs exceed this limit, the excess is charged as a provision for impairment. Unproved properties and major development projects are assessed on a quarterly basis for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to the carrying value of proved oil and gas properties. The Company performed the ceiling test in accordance with U.S. GAAP and determined that for the nine-month period ended September 30, 2009 no impairment provision was required and no impairment provision was required under Canadian GAAP. The cumulative differences in the amount of impairment provisions between U.S. and Canadian GAAP were $38.5 million at September 30, 2009 and December 31, 2008.
(ii) The cumulative differences in the amount of impairment provisions between U.S. and Canadian GAAP resulted in a reduction in accumulated depletion.
(iii) As more fully described in our financial statements in Item 8 of our 2008 Annual Report filed on Form 10-K, under Canadian GAAP, the Company capitalizes certain development costs incurred for projects subsequent to executing a memorandum of understanding to determine the technical and commercial feasibility of a project, including studies for the marketability for the projects’ products. If no definitive agreement is reached, then the project’s capitalized costs, which are deemed to have no future value, are written down and charged to the results of operations with a corresponding reduction in development costs. Under U.S. GAAP, feasibility, marketing and related costs incurred prior to executing a definitive agreement are considered to be research and development and are expensed as incurred.
(iv) As more fully described in Note 5 of our financial statements in Item 8 of our 2008 Annual Report filed on Form 10-K, under Canadian GAAP we were required to bifurcate the value of a convertible note, allocating a portion to long term debt and a portion to equity. Under U.S. GAAP, the convertible debt securities in their entirety are classified as debt. Under Canadian GAAP this discount accretion was capitalized. To reconcile to U.S. GAAP the entire $2.1 million recorded in equity is reversed as well as the unamortized discount of $1.4 million and the accreted discount that was capitalized in the amount of $0.7 million. In addition, because the convertible note is not denominated in U.S. currency the remeasurement of the different carrying value for U.S. GAAP results in an increase to net income. The foreign exchange gain of $0.2 million is shown as a separate amount in the U.S. GAAP reconciliation of the Company’s balance sheet shown above and is adjusted to the Foreign Exchange Loss line item in the U.S. GAAP reconciliation of the statement of operations below.
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
Shareholders’ Equity
(vi) In June 1999, the shareholders approved a reduction of stated capital in respect of the common shares by an amount of $74.5 million being equal to the accumulated deficit as at December 31, 1998. Under U.S. GAAP, a reduction of the accumulated deficit such as this is not recognized except in the case of a quasi reorganization.

(vii) Under Canadian GAAP, the Company accounts for all stock options granted to employees and directors since January 1, 2002 using the fair value based method of accounting. Under this method, compensation costs are recognized in the financial statements over the stock options’ vesting period using an option-pricing model for determining the fair value of the stock options at the grant date. Under U.S. GAAP, prior to January 1, 2006 the Company applied Accounting Principles Board (“APB”) Opinion No. 25, as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, in accounting for its stock option plan and did not recognize compensation costs in its financial statements for stock options issued to employees and directors. Beginning January 1, 2006 the Company applied the revision to FASB’s Accounting Standards Codification (“ASC”) Topic 718 “Stock Compensation” (formerly SFAS 123R) which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Company elected to implement this statement on a modified prospective basis starting in the first quarter of 2006 whereby the Company began recognizing stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006. There are no significant differences between the accounting for stock options under Canadian GAAP and U.S. GAAP subsequent to January 1, 2006.
(viii) The Company accounts for purchase warrants as equity under Canadian GAAP. As more fully described in our financial statements in Item 8 of our 2008 Annual Report filed on Form 10-K, the accounting treatment of warrants under U.S. GAAP reflects the application of ASC Topic 815 “Derivatives and Hedging” (formerly SFAS 133). Under Topic 815, share purchase warrants with an exercise price denominated in a currency other than a company’s functional currency are accounted for as derivative liabilities. Changes in the fair value of the warrants are required to be recognized in the statement of operations each reporting period for U.S. GAAP purposes. At the time that the Company’s share purchase warrants are exercised, the value of the warrants will be reclassified to shareholders’ equity for U.S. GAAP purposes. Under Canadian GAAP, the fair value of the warrants on the issue date is recorded as a reduction to the proceeds from the issuance of common shares, with the offset to the warrant component of equity. The warrants are not revalued to fair value under Canadian GAAP.
(ix) Under U.S. GAAP, the aggregate value attributed to the acquisition of royalty rights during 1999 and 2000 was $1.4 million higher, due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions.

Condensed Consolidated Statements of Operations
The application of U.S. GAAP had the following effects on net income (loss) and net income (loss) per share as reported under Canadian GAAP:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP
Revenue
Oil revenue	$7,917	$—		$7,917	$14,912	$—		$14,912
Gain (loss) on derivative instruments	72	(1,165)	(viii)	(1,093)	10,898	14,641	(viii)	25,539
Interest income	2	—		2	349	—		349

Total Revenue	7,991	(1,165)		6,826	26,159	14,641		40,800

Expenses
Operating costs	2,907	—		2,907	6,626	—		6,626
General and administrative	4,412	—		4,412	4,139	—		4,139
Business and technology development	2,301	—		2,301	2,015	11	(x)	2,026
Depletion and depreciation	5,308	(2,887)	(xi)	2,421	6,524	(754)	(xi)	5,770
Foreign exchange loss	2,815	104	(iv)	2,919	210	(82)	(iv)	128
Interest expense and financing costs	177	—		177	335	—		335
Provision for impairment	948	(26)		922	—			—

Total Expenses	18,868	(2,809)		16,059	19,849	(825)		19,024

Income (loss) from continuing operations before income taxes	(10,877)	1,644		(9,233)	6,310	15,466		21,776

(Provision for) recovery of income taxes
Current	(618)	—		(618)	(363)	—		(363)
Future	8,700	—		8,700	(1,125)	—		(1,125)

	8,082	—		8,082	(1,488)	—		(1,488)

Net income (loss) from continuing operations	(2,795)	1,644		(1,151)	4,822	15,466		20,288

Net income (loss) from discontinued operations (net of tax)	(23,290)	22,601	(xii)	(689)	5,240	378	(xii)	5,618

Net income (loss) and Comprehensive income (loss)	(26,085)	24,245		(1,840)	10,062	15,844		25,906

Accumulated Deficit, beginning of period	(217,835)	(112,987)		(330,822)	(190,265)	(103,456)		(293,721)

Accumulated Deficit, end of period	$(243,920)	$(88,742)		$(332,662)	$(180,203)	$(87,612)		$(267,815)

Net income (loss) per share
Net income (loss) from continuing operations, basic and diluted	$(0.01)	$0.01		$(0.00)	$0.02	$0.06		$0.08
Net Income (loss) from discontinued operations, basic and diluted	(0.08)	0.08		(0.00)	0.02	0.00		0.02

Net income (loss) per share, basic and diluted	$(0.09)	$0.09		$(0.00)	$0.04	$0.06		$0.10

Weighted Average Number of shares (in thousands)
Basic	279,427			279,427	265,372			265,372

Diluted	279,427			279,427	279,641			279,641

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Canadian	Increase		U.S.	Canadian	Increase		U.S.
	GAAP	(Decrease)	Notes	GAAP	GAAP	(Decrease)	Notes	GAAP
Revenue
Oil revenue	$19,659	$—		$19,659	$37,547	$—		$37,547
Loss on derivative instruments	(1,020)	(3,770)	(viii)	(4,790)	(6,793)	(730)	(viii)	(7,523)
Interest income	20	—		20	391	—		391

Total Revenue	18,659	(3,770)		14,889	31,145	(730)		30,415

Expenses
Operating costs	8,052	—		8,052	16,239	—		16,239
General and administrative	14,126	—		14,126	11,438	—		11,438
Business and technology development	6,104	151	(x)	6,255	4,934	148	(x)	5,082
Depletion and depreciation	17,308	(9,241)	(xi)	8,067	19,864	(2,310)	(xi)	17,554
Foreign exchange loss	4,501	(176)	(iv)	4,325	531	(82)	(iv)	449
Interest expense and financing costs	512	—		512	1,092	—		1,092
Provision for impairment	948	(26)		922	—			—

Total Expenses	51,551	(9,292)		42,259	54,098	(2,244)		51,854

Loss from continuing operations before income taxes	(32,892)	5,522		(27,370)	(22,953)	1,514		(21,439)

(Provision for) recovery of income taxes
Current	(1,624)	—		(1,624)	(363)	—		(363)
Future	8,700	—		8,700	1,161	—		1,161

	7,076	—		7,076	798	—		798

Net loss from continuing operations	(25,816)	5,522		(20,294)	(22,155)	1,514		(20,641)

Net income (loss) from discontinued operations (net of tax)	(23,921)	24,849	(xii)	928	1,942	1,129	(xii)	3,071

Net Loss and Comprehensive Loss	(49,737)	30,371		(19,366)	(20,213)	2,643		(17,570)

Accumulated Deficit, beginning of year	(194,183)	(119,113)		(313,296)	(159,990)	(90,255)		(250,245)

Accumulated Deficit, end of period	$(243,920)	$(88,742)		$(332,662)	$(180,203)	$(87,612)		$(267,815)

Net income (loss) per share
Net Loss from continuing operations, basic and diluted	$(0.09)	$0.02		$(0.07)	$(0.09)	$0.01		$(0.08)
Net Income (loss) from discontinued operations, basic and diluted	(0.09)	0.09		0.00	0.01	0.00		0.01

Net Loss per share, basic and diluted	$(0.18)	$0.11		$(0.07)	$(0.08)	$0.01		$(0.07)

Weighted Average Number of shares (in thousands)
Basic and Diluted	279,381			279,381	251,907			251,907

Development Costs
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

Depletion and Depreciation
(xi) As discussed under “Oil and Gas Properties and Development Costs” in this note, there is a difference between U.S. and Canadian GAAP in performing the ceiling test evaluation under the full cost method of the accounting rules. Application of the ceiling test evaluation under U.S. GAAP has resulted in an accumulated net increase in impairment provisions on the Company’s U.S. and China oil and gas properties. This net increase in U.S. GAAP impairment provisions has resulted in lower depletion rates for U.S. GAAP purposes and a reduction in the net loss for the three-month and nine-month periods ended September 30, 2009 and 2008.
Discontinued Operations
(xii) As at December 31, 2008, the $24.9 million adjustment related to discontinued operations included a $1.4 million increase that is attributed to the acquisition of royalty rights during 2000 and 1999 due to the difference between Canadian and U.S. GAAP in the value ascribed to the shares issued, primarily resulting from differences in the recognition of effective dates of the transactions, Additionally, there was a $3.1 million increase due to depletion differences as more fully described in note (ii). These increases were offset by $29.4 million decrease due to impairment differences as more fully described in note (i).
These accumulated balance sheet adjustments were charged off as part of the gain/loss calculation at the time of sale and flow through the statement of operations for the three-month and nine-month periods ended September 30, 2009 in the Net Loss from Discontinued Operations line item.
Condensed Consolidated Statement of Cash Flow
There would be no material difference in cash flow presentation between Canadian and U.S. GAAP for the three-month and nine-month periods ended September 30, 2009 and 2008.
Additional U.S. GAAP Disclosures
Accounting Standards Codification 820 Fair Value Measurements and Disclosures (ASC 820) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:
Level 1: Input values based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2: Input values based on other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Input values are unobservable inputs for the asset or liability.
As required by ASC 820-10-35-37, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized, is based on the lowest level input that is significant to the fair value measure in its entirety.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009

	As at September 30, 2009
	Level 1	Level 2	Level 3	Total

Derivative instruments liabilities	$4,891	$173	$—	$5,064

The fair value measurement of derivative instruments liabilities related to the Company’s costless collars are considered Level 2 and the fair value measurement of derivative instruments liabilities related to its purchase warrants denominated in Cdn.$ are considered Level 1.

Impact of New and Pending U.S. GAAP Accounting Standards
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for our current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.
Also in June 2009, the FASB issued guidance for “Amendments to FAS 46R” in Topic 810 (formerly SFAS 167) of the Codification, which improves financial reporting by enterprises involved with variable interest entities. The amendments replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The amendments are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and shall be applied prospectively. The Company is currently reviewing the potential impact, if any, this guidance will have on the consolidated financial statements upon adoption.
Also in June 2009, the FASB issued guidance for “Accounting for Transfers of Financial Assets, an Amendment to FAS 140” in Topic 860 (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, as amended by SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140) of the Codification, which is effective for fiscal years beginning after November 15, 2009, which amends prior principles to require more disclosure about transfers of financial assets and the continuing exposure, retained by the transferor, to the risks related to transferred financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company is currently reviewing the potential impact, if any, this guidance will have on the Company’s consolidated financial statements upon adoption.
In May 2009, the FASB issued guidance in the Subsequent Events Topic 855 (formerly SFAS 165) of the Codification, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance was effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Management has evaluated subsequent events from the balance sheet date through November 6, 2009, the date the financial statements were available to be issued.
In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic 820 (formerly FSP FAS 157-4) of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance was effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB issued guidance in the Financial Instruments Topic 825 (formerly FSP FAS 107-1 and APB 28-1) of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance was effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements as at September 30, 2009, other than the additional disclosure in Note 10.
In March 2008, FASB issued guidance in the Derivatives and Hedging Topic 815 (formerly SFAS 161) of the Codification on improved financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance and cash flows. The guidance was effective beginning January 1, 2009. Management has complied with the disclosure requirements of this recent statement below.
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
Results of these derivative transactions for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three-Month Periods Ended September 30,
	2009	2008
Realized loss on derivative transactions	$—	$(1,808)
Unrealized gains on derivative transactions	72	12,706

	$72	$10,898

	Nine-Month Periods Ended September 30,
	2009	2008
Realized gains (losses) on derivative transactions	$612	$(4,663)
Unrealized losses on derivative transactions	(1,632)	(2,130)

	$(1,020)	$(6,793)

Both realized and unrealized gains and losses on derivatives have been recognized in the results of operations.
On September 30, 2009, the Company’s open positions on the derivative liabilities referred to above had a fair value of $0.2 million. The fair value change assumes volatility based on prevailing market parameters at September 30, 2009.
In February 2008, FASB issued guidance in the Effective Date of FASB Statement No. 157 Topic 820 (formerly FSP FAS 157-2) of the Codification, which amended SFAS 157 to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of this Topic, which was effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued guidance in the Consolidation Topic 810 (formerly SFAS 160) of the Codification on the accounting for non-controlling (minority) interests in consolidated financial statements. This guidance clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. This guidance was effective as of the beginning of an entity’s first fiscal year that began on or after December 15, 2008 and was required to be adopted prospectively, except for the reclassification of non-controlling interests to equity and the recasting of net income (loss) attributable to both the controlling and non-controlling interests, which were required to be adopted retrospectively. The Company adopted this guidance effective January 1, 2009, and did not have a material impact on the consolidated financial statements.

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
In August 2009, the FASB issued ASU 2009 – 05 – Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 09-05”), which became effective the first reporting period (including interim periods) beginning after issuance. ASU 09-05 requires entities to measure the fair value of liabilities using one or more of several prescribed valuation techniques within the ASU when quoted prices in an active market for the identical liability are not available. The ASU also clarifies that: entities are not required to include separate inputs or adjustments to other inputs relating to the existence of restrictions that prevent the transfer of liabilities when estimating their fair value; and quoted prices in active markets for identical liabilities at the measurement date and the quoted prices for identical liabilities traded as assets in active markets when adjustments to the quoted prices of assets are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial statements.
In September 2009, the FASB issued a proposed Accounting Standards Update (ASU) to align the oil and gas reserve estimation and disclosure requirements of the exposure draft Extractive Industries – Oil and Gas (Topic 932) with the requirements of the U.S. Securities and Exchange Commission’s (SEC) Final Rule Modernization of the Oil and Gas Reporting Requirements. This proposed ASU to Topic 932 is intended to be effective for annual periods ending on or after December 31, 2009 and will be applied prospectively as a change in estimate. Early adoption will not be permitted. The FASB is proposing that in the year of adoption, disclosure would not be required for amounts and quantities of nontraditional resources in oil and gas producing activities for prior periods. However, to increase comparability, the proposed ASU would require an entity to disclose separately for nontraditional resources the effect on each quantity and amount affected by this proposed ASU. Management is still evaluating the impact of these changes on its financial statements.

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
SPECIAL NOTE TO CANADIAN INVESTORS
The Company is a registrant under the Securities Exchange Act of 1934 and voluntarily files reports with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are U.S. domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004 and amended in 2008, the Canadian Securities Administrators (“CSA”) adopted National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (NI 51-101) which prescribes certain standards for the preparation and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors on page 9 of the 2008 Annual Report on Form 10-K.
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
Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s web site (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (604) 688-8323. Alternatively, the SEC and the CSA each maintains a website ( www.sec.gov and www.sedar.com ) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained.
Ivanhoe Energy’s Business
Ivanhoe Energy is an independent international heavy oil development and production company focused on pursuing long-term growth in its reserve base and production using advanced technologies, including its HTLTM Technology. In mid-2008, the Company acquired two bitumen leases located in the heart of the Athabasca oil sands region in Alberta, Canada and in October 2008, the Company signed a contract with Petroproduccion and Petroecuador for the appraisal and development of a heavy oil property in Ecuador. It is anticipated that these sites will provide for the first commercial applications of the Company’s HTL™ Technology in major, integrated heavy oil projects (see Implementation Strategy below). In addition to its heavy oil focus, the Company intends to expand its conventional exploration and production of oil and gas with a particular emphasis on Asia.
Core operations are in Canada, the United States, Ecuador and China with business development opportunities worldwide.
The Company has established a number of geographically focused subsidiaries, one for each of Canada, Latin America, Asia and Middle East and North Africa. The Company currently owns 100% of each of these entities although its ownership interest will be diluted as they develop their respective businesses and raise equity capital independently.
We believe this structure will allow the development and financing of multiple HTLTM heavy oil projects and other oil and gas projects around the world, while minimizing dilution of the Company’s existing shareholders at the parent level. In addition, the alignment with principal energy-producing regions will help to facilitate financing from region-specific strategic investors, some of which already have been identified, and will enhance flexibility in accessing global capital markets.
The Company’s four reportable business segments are: Oil and Gas — Integrated, Oil and Gas – Conventional, Business and Technology Development and Corporate. These segments are different from those reported in the Company’s previous Form 10-Q Quarterly Reports and as such, the presentation has been changed to conform to the new segments. Due to newly established geographically focused entities and the initiation of two new integrated projects in the second half of 2008, new segments are being reported to reflect how management analyzes and manages the Company.
Oil and Gas
Integrated
Projects in this segment have two primary components. The first component consists of conventional exploration and production activities together with enhanced oil recovery techniques such as steam assisted gravity drainage. The second component consists of the deployment of the HTLTM Technology, which will be used to upgrade heavy oil at facilities located in the field to produce lighter, more valuable crude. The Company has two such projects currently reported in this segment - a heavy oil project in Alberta and a heavy oil project in Ecuador.
Conventional
The Company explores for, develops, and produces crude oil and natural gas in China where the Company’s development and production activities are conducted at the Dagang oil field located in Hebei Province and its exploration activities are conducted on the Zitong block located in Sichuan Province.

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
While these newer technologies have generated increased access to heavy oil resources, profitable exploitation requires key challenges to be addressed, including: 1) the requirement for steam and electricity to help extract heavy oil, 2) the need for diluent to move the oil once it is at the surface, 3) the volatile heavy versus light oil price differentials that the producer is faced with when the product gets to market, and 4) conventional upgrading technologies typically require very large scale, high capital cost facilities. These challenges can lead to “distressed” assets, where economics are poor, or to “stranded” assets, where the resource cannot be economically produced and lies fallow.

Ivanhoe’s Value Proposition
The Company’s application of the HTLTM Technology seeks to address the four key heavy oil development challenges outlined above, and can do so at a relatively small minimum economic scale.
Ivanhoe Energy’s HTL™ Technology involves a partial upgrading process that is designed to operate in facilities as small as 20,000 to 30,000 barrels per day. This is substantially smaller than the minimum economic scale for conventional stand-alone upgraders such as delayed cokers, which typically operate at scales of over 100,000 barrels per day. The Company’s HTL™ Technology is based on carbon rejection, a tried and tested concept in heavy oil processing. The key advantage of HTL™ is that it is a very fast process, as processing times are typically under a few seconds. In addition, the process does not require hydrogen, catalysts or significant pressure. This results in smaller, less costly facilities than conventional upgrading. The Company’s HTL™ Technology has the added advantage of converting the byproducts from the upgrading process into onsite energy, rather than generating large volumes of low value coke.
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
The business opportunities available to the Company correspond to the challenges each potential heavy oil project faces. In Canada, Ecuador, Iraq, Kuwait and Oman for instance, all four of the HTLTM advantages identified above come into play. In others, including certain identified opportunities in Peru and Libya, the heavy oil flows naturally to the surface, but transport and product upgrading are the key problems.
The economics of any given project are effectively dictated by the advantages that HTLTM can bring to a particular opportunity. The more stranded the resource and the fewer monetization alternatives that the resource owner has, the greater the opportunity the Company will have to establish the Ivanhoe Energy value proposition.
Implementation Strategy – Heavy Oil
We are an oil and gas company with a unique heavy oil technology which addresses several major problems confronting the oil and gas industry today and we believe that this provides us with a competitive advantage. In addition, our staff has years of heavy oil and international experience and our goal is to leverage this expertise along with our technology by working with partners on stranded heavy oil resources around the world.
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
5. Build internal capabilities. We have made significant progress in building execution teams in order to execute the Company’s first HTLTM projects. The Calgary based upstream team consists of a number of experienced heavy oil petroleum engineers, geologists and geotechnical experts attracted from major firms in Canada, complemented by thermal experts from the Company’s Bakersfield office. The Company recently announced that David Dyck, a petroleum executive with an extensive background in heavy oil, has been appointed President and CEO of the Canadian subsidiary. Mr. Dyck will head the development of the Company’s Tamarack heavy oil project and the Company’s Canadian operations. The upstream team working on Pungarayacu consists of the Company’s Bakersfield based team that has many years of South American experience and a number of Ecuador staff and contractors. The Company’s Houston-based HTLTM technology team consists of a number of engineers and petroleum specialists that have an extensive background in chemical and petroleum refining, project engineering and the development and management of intellectual property. The Company expects to continue filling key positions in its execution mode.

Executive Overview of 2009 Results
The following table sets forth certain selected consolidated data for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Oil revenues	$7,917	$14,912	$19,659	$37,547

Net income (loss) from continuing operations	$(2,795)	$4,822	$(25,816)	$(22,155)
Net income (loss) from continuing operations per share — basic and diluted	$(0.01)	$0.02	$(0.09)	$(0.09)

Net income (loss) and comprehensive income (loss)	$(26,085)	$10,062	$(49,737)	$(20,213)

Net income (loss) per share — basic and diluted	$(0.09)	$0.04	$(0.18)	$(0.08)

Average production (Boe/d)	1,403	1,334	1,421	1,329

Net operating revenue per Boe	$38.82	$67.50	$29.91	$58.50

Cash flow provided by (used in) operating activities from continuing operations	$(1,066)	$67	$(10,863)	$2,358
Cash flow provided by (used in) operating activities	$(1,201)	$1,673	$(8,160)	$7,399

Capital investments	$(5,823)	$(8,355)	$(17,723)	$(13,075)

Financial Results – Change in Net Loss
The following provides an analysis of the changes in net losses for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods for 2008:

	Three-Month Periods Ended September 30,			Nine-Month Periods Ended September 30,
		Favorable			Favorable
		(Unfavorable)			(Unfavorable)
	2009	Variances	2008	2009	Variances	2008
Summary of Net Income (Loss) by Significant Components:
Cash Items:
Net operating revenues:
Oil Revenues:	$7,917		$14,912	$19,659		$37,547
Production volumes		$767			$2,409
Oil prices		(7,762)			(20,297)
Realized gain (loss) on derivative instruments	—	1,808	(1,808)	612	5,275	(4,663)
Operating costs	(2,907)	3,719	(6,626)	(8,052)	8,187	(16,239)
General and administrative, less stock based compensation	(3,244)	258	(3,502)	(12,039)	(2,665)	(9,374)
Business and technology development, less stock based compensation	(2,198)	(394)	(1,804)	(5,949)	(1,519)	(4,430)
Current provision for income taxes	(618)	(255)	(363)	(1,624)	(1,261)	(363)
Foreign exchange loss	(2,815)	(2,605)	(210)	(4,501)	(3,970)	(531)
Net interest	(77)	(224)	147	(240)	111	(351)

	(3,942)	(4,688)	746	(12,134)	(13,730)	1,596

Non-Cash Items:
Unrealized gain (loss) on derivative instruments	72	(12,634)	12,706	(1,632)	498	(2,130)
Depletion and depreciation	(5,308)	1,216	(6,524)	(17,308)	2,556	(19,864)
Stock based compensation	(1,270)	(420)	(850)	(2,242)	328	(2,570)
Provision for impairment	(948)	(948)	—	(948)	(948)	—
Future income tax recovery (provision)	8,700	9,825	(1,125)	8,700	7,539	1,161
Discontinued operations (net of tax)	(23,290)	(28,530)	5,240	(23,921)	(25,863)	1,942
Other	(99)	32	(131)	(252)	96	(348)

	(22,143)	(31,459)	9,316	(37,603)	(15,794)	(21,809)

Net income (loss)	$(26,085)	$(36,147)	$10,062	$(49,737)	$(29,524)	$(20,213)

The net loss for the three-month period ended September 30, 2009 was $26.1 million ($0.09 net loss per share) compared to net income for the same period in 2008 of $10.1 million ($0.04 net income per share). The decrease in net income from 2008 to net loss in 2009 of $36.1 million was due to an increase in loss from discontinued operations, unrealized losses on derivative instruments combined with a decrease in oil revenues due to lower pricing.
The net loss for the nine-month period ended September 30, 2009 was $49.7 million ($0.18 per share) compared to a net loss for the same period in 2008 of $20.2 million ($0.08 per share). The increase in net loss from 2008 to 2009 of $29.5 million was mainly due to a decrease in oil revenues caused by lower oil pricing combined with an increase in loss from discontinued operations. Lower operating costs and a change from future income tax provision to future income tax recovery partially offset the net decrease.

Significant variances are explained in the sections that follow.
Revenues and Operating Costs
China
Production and operating information including oil revenue, operating costs and depletion are detailed below on a per Boe basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Production:
Boe	129,074	122,725	388,033	364,203
Boe/day for the period	1,403	1,334	1,421	1,329

	Per Boe		Per Boe
Oil revenue	$61.34	$121.50	$50.66	$103.09

Field operating costs	15.47	22.58	17.06	20.48
Windfall Levy	6.32	30.47	2.99	22.94
Engineering and support costs	0.73	0.95	0.70	1.17

	22.52	54.00	20.75	44.59

Net operating revenue	38.82	67.50	29.91	58.50
Depletion	39.74	48.01	40.32	49.12

Net revenue (loss) from operations	$(0.92)	$19.49	$(10.41)	$9.38

The following is a comparison of changes in production volumes for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008:
•	Production Volumes

	Three-Month Periods Ended September 30,			Nine-Month Periods Ended September 30,
	Net Boe’s		Percentage	Net Boe’s		Percentage
	2009	2008	Change	2009	2008	Change

China:
Dagang	125,079	118,110	6%	377,451	349,599	8%
Daqing	3,995	4,615	-13%	10,582	14,604	-28%

	129,074	122,725	5%	388,033	364,203	7%

Overall, net production volume at the Dagang field during the three-month and nine-month periods ended September 30, 2009 increased by 69 Bopd and 92 Bopd when compared to the same periods in 2008 with the exit rate at September 30, 2009 being 1,988 Bopd compared to 1,918 Bopd at September 30, 2008. The natural field decline from 2008 to 2009 was offset by productivity increases from adding new perforations, fracture stimulations and water flood response. With no additional drilling planned for 2009, we expect future production rates for the remainder of 2009 to be less than the average for the first nine months. The fracture stimulations planned for the remainder of 2009 will help offset this field decline.
Total volume changes from the quarter ended September 30, 2008 to the same period in 2009 resulted in increased revenues of $0.8 million. Production volumes for the nine-month period ended September 30, 2009 when compared to the same period in 2008 resulted in increased revenues of $2.4 million.
•	Oil Prices
Oil prices decreased 50% and 51%, per Boe for the three-month and nine-month periods ended September 30, 2009 resulting in a $7.8 million, and $20.3 million, reduction in revenue when compared to the same periods in 2008. Crude oil prices will likely remain volatile throughout 2009.

The decreased revenues that resulted from decreases to oil prices during the three-month and nine-month periods ended September 30, 2009 were partially offset by the realized gain on derivatives resulting from the settlements from costless collar derivative instruments. As benchmark prices fall below the floor price established in the contract, the Company is required to settle monthly (see further details on these contracts below under “Unrealized Gain (Loss) on Derivative Instruments”). The realized net gain on these settlements increased by $1.8 million, and $5.3 million, during the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008. Changes in these realized settlement losses are shown below:

Three Months Ended	Favorable	Three Months Ended
September 30,	(Unfavorable)	September 30,
2009	Variances	2008
$—	$1,808	$(1,808)

Nine Months Ended	Favorable	Nine Months Ended
September 30,	(Unfavorable)	September 30,
2009	Variances	2008
$612	$5,275	$(4,663)

•	Operating Costs
Operating costs in China, including engineering and support costs and a windfall gain levy (a levy imposed at progressive rates on sales of oil), decreased 58% and 53% per Boe during the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. The majority of these decreases relate to a 79% and 87% per Boe drop in the Windfall Levy as oil prices decreased substantially from 2008. The Windfall Levy is imposed at progressive rates from 20% to 40% on the portion of the weighted average sales price exceeding $40 per barrel. For the three-month and nine-month periods ended September 30, 2009, this resulted in rates between 20% - 40% or $6.32 and $2.99 per Boe as compared to a 40% levy rate or $30.47 and $22.94 per Boe for the same periods in 2008. Field operating costs decreased $7.11 and $3.42 per Boe for the three-month and nine-month periods in 2009 over 2008. Additionally, effective January 1, 2009 the Dagang field reached “Commercial Production” status as defined by the Production Sharing Contract with China National Petroleum Company. The effect of this change is that the Company no longer pays 100% of operating costs but now pays 82%, representing the pre-cost recovery proportionate share. Had the Company paid the lower proportionate share noted above in the 2008 periods, field operating costs would have decreased $3.04 per Boe for the three-month period ended September 30, 2009 and increased $0.27 per Boe for the nine-month period ended September 30, 2009 as compared to the same respective periods in 2008. The three-month period ended September 30, 2009 decrease per Boe is mainly due to lower maintenance and workover costs and lower travel and camp costs, partially offset by higher road and lease costs which are weather related and higher power costs. The nine-month period ended September 30, 2009 increase is due mainly from increased treatment and processing costs as total fluids input increased from 2008 levels and, higher power costs, offset by lower travel costs. On an absolute dollar basis, operating costs for the remainder of 2009 are expected to remain at approximately the same levels incurred in the first nine months, however on a per Boe basis, costs are expected to increase as the number of barrels of oil produced decreases while the total level of fluid produced remains constant.
General and Administrative
Changes in general and administrative expenses, before and after considering a decrease in non-cash stock based compensation, by segment for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods for 2008 were as follows:

	Three Months	Nine Months
	Ended	Ended
	2009 vs.	2009 vs.
	2008	2008
Favorable (unfavorable) variances:
Oil Activities:
Canada	$416	$831
Ecuador	(505)	(1,481)
China	(15)	(50)
Corporate	(169)	(1,988)

	(273)	(2,688)
Less: stock based compensation	531	23

	$258	$(2,665)

Canada
The Company acquired working interests in two leases located in Alberta, Canada in July 2008. Certain general and administrative costs, including salaries and benefits, related to Canada are now being capitalized. In addition, there was a reduction due to discretionary bonuses paid in the third quarter of 2008 compared to none in 2009.
Ecuador
In the fourth quarter of 2008, the Company signed a contract to explore and develop Block 20. General and administrative costs incurred prior to signing this contract were minimal, costs incurred subsequent to signing this contract include setting up an office in Ecuador including local staff as well as redeploying personnel and office costs who previously worked on the business segment in our discontinued operations.
China
The increase in general and administrative expenses related to the China operations for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008 mainly resulted from a lower amount of general and administrative expenses allocated to capital projects in 2009 when compared to 2008 partially offset by a reduction due to discretionary bonuses paid in the third quarter of 2008 compared to none paid in 2009.
Corporate
General and administrative costs related to Corporate activities increased $0.2 million and $2.0 million for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008. When comparing the three-month periods, the following were areas where costs increased: an increase in corporate overhead of $0.2 million, $0.3 million less in expenses allocated out and a $0.6 million increase in legal and related fees (see Item 1 to Part II of this Form 10Q). The following details areas where costs decreased: a $0.7 million provision for uncollectible accounts in 2008 and discretionary bonuses of $0.3 million paid in the third quarter of 2008 compared to none in 2009.
When comparing the nine-month periods, the following were areas where costs increased: $3.5 million for legal and related fees (see Item 1 to Part II of this Form 10Q), corporate aircraft costs of $0.2 million, $0.3 million less in expenses allocated out and an increase in corporate overhead of $0.4 million. The following details areas where costs decreased: a one-time severance compensation charge in the second quarter of 2008 in the amount of $0.3 million, reallocation of certain executive salaries to business development activities at the beginning of the third quarter 2008 of $0.2 million, a $0.2 million reduction in salary for an executive that resigned in the second quarter of 2008, and executive recruiting fees in 2008 of $0.3 million a $0.7 million provision for uncollectible accounts in 2008 and discretionary bonuses of $0.3 million paid in the third quarter of 2008 compared to none in 2009.
Business and Technology Development
Business and technology development expenses increased $0.3 million and $1.2 million (including changes in stock based compensation) for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008 mainly as a result of a reallocation of certain executive salaries to business development activities at the beginning of the third quarter 2008, the start up of the FTF, the establishment of an office in Houston in 2008 and several project financing initiatives in the first quarter of 2009.
Foreign Exchange Loss
The increase in foreign exchange loss period over period is mainly a result of the unrealized loss on Canadian dollar denominated long-term debt.
Net Interest
Interest expense decreased $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008 mainly due to a decrease in our long term debt resulting from a $3.0 million repayment on our loan for our China operations in the fourth quarter of 2008 and pay off of a short term Corporate note payable in the third quarter of 2008.

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

Three Months Ended	Favorable	Three Months Ended
September 30,	(Unfavorable)	September 30,
2009	Variances	2008
$72	$(12,634)	$12,706

Nine Months Ended	Favorable	Nine Months Ended
September 30,	(Unfavorable)	September 30,
2009	Variances	2008
$(1,632)	$498	$(2,130)

Depletion and Depreciation
Depletion and depreciation decreased $1.2 million and $2.6 million for the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, respectively. This is partially due to a decrease in depletion of the CDF (see Note 3 to the accompanying financial statements) and partially due to decreases in depletion rates for China offset by increase in volumes.
China
China’s depletion rate decreased $8.27 and $8.80 per Boe for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008. These decreases in the rates from period to period were mainly due to lower future oil prices estimated at January 1, 2009 compared to January 1, 2008. Under the Production Sharing Contract, this price reduction delays full cost recovery in the Dagang field resulting in an increase in net reserves. Lower estimated future capital expenditures to develop proved undeveloped reserves also contributed to the decrease in the rate. These reductions were partially offset by an additional impairment to the Sichuan exploration costs added to the depletable base in the first three quarters of 2009.
Provision for/Recovery of Income Taxes
China
There was a $0.3 million and $1.3 million current tax provision for the three and nine-month periods ended September 30, 2009 as compared to a $0.4 million provision for the same periods in 2008. The nine-month period ended September 30, 2009 includes a $1.0 million adjustment to the 2008 actual tax provision. In April 2009, the Chinese State Tax Administration Bureau issued changes to the minimum depreciation and amortization periods for oil and gas companies. The minimum period changed form 6 to 8 years and was effective January 1, 2008. Consequently, when submitting the final 2008 tax return in the second quarter 2009 an additional $1.0 million tax payable was calculated.

Business and Technology Development
Prior to the Company selling its U.S. operating segment in July 2009, as further described in Note 14 to the accompany financial statements, the Company had future tax assets arising from net operating losses carry-forwards generated by this business segment. These future income tax assets were partially offset by certain future income tax liabilities in the U.S. and by a valuation allowance. As at June 30, 2009, as a result of the pending sale of the business segment, the Company was no longer able to offset these tax assets and liabilities but was required to present these future income tax assets as “assets from discontinued operations” and a future income tax liability both in the amount of $29.6 million in the June 30, 2009 balance sheet. The future income tax assets classified as “Assets from discontinued operations” were ultimately included in the $23.4 million loss on disposition as described in Note 14. Revisions were made to the future income tax liability during the third quarter of 2009 based on revised projections of taxable income and utilization of net operating loss carryforwards. As at September 30, 2009, the Company’s future income tax liability is $20.9 million in the accompanying balance sheet.
Discontinued Operations
In June of 2009, management commenced a process to sell all of the Company’s United States’ oil and gas exploration and production operations. The Company completed the sale for total proceeds of $39.2 million in July 2009. The net proceeds from the sale totaled approximately $33.1 million, after repayment of debt in the amount of $5.2 million and transaction expenses estimated at $1.2 million. The net amount of gain/loss from discontinued operations declined for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008 due to a tax provision of $29.6 million being presented in the same line item as the operating results of this discontinued operation.
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
The following table sets forth a summary of our cash flows from continuing and discontinued operations for the periods indicated:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$(1,201)	$1,673	$(8,160)	$7,399

Net cash provided by (used in) investing activities	$27,354	$(29,109)	$14,028	$(39,460)

Net cash provided by (used in) financing activities	$(5,102)	$81,337	$(5,644)	$84,921

Net increase (decrease) in cash and cash equivalents	$21,063	$51,435	$201	$50,293
As reflected in the accompanying unaudited condensed consolidated financial statements, we have losses from operations, negative cash flows from operations and have a substantial accumulated deficit. Historically, we have principally used external sources to fund operations, to fund acquisitions of oil and gas properties and projects, to service long-term liabilities and to develop our technology and major projects. The main source of funds historically has been public and private equity and debt markets. The Company’s cash flow from operating activities will not be sufficient to meet its operating and capital obligations, including the Zitong commitment described in Note 7 to the Unaudited Consolidated Financial Statements, and as such, the Company intends to finance its operating and capital projects from a combination of strategic investors in its projects and/or public and private debt and equity markets, either at a parent company level or at a project level.
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
Operating Activities
Operating activities used $1.2 million in cash for the three-month period ended September 30, 2009 compared to $1.7 million cash provided for the same period in 2008. Operating activities used $8.2 million in cash for the nine-month period ended September 30, 2009 compared to $7.4 million cash provided for the same period in 2008. The decrease in cash from operating activities for the three-month and nine-month periods ended September 30, 2009 was mainly due to a decrease in oil prices and an increase in general and administrative and business and technology development expenses when compared to the same periods in 2008.

Investing Activities
Investing activities provided $27.4 million in cash for the three-month period ended September 30, 2009 compared to $29.1 million used in the same period in 2008. Investing activities provided $14.0 million in cash for the nine-month period ended September 30, 2009 compared to $39.5 million used in the same period in 2008.
Changes in capital investments by segment are detailed below:

	Three-Month Periods Ended			Nine-Month Periods Ended
	September 30,			September 30,
			(Increase)			(Increase)
	2009	2008	Decrease	2009	2008	Decrease
Oil and Gas Activities:
Canada	$3,186	$3,997	$811	$9,263	$3,998	$(5,265)
Ecuador	1,333	—	(1,333)	2,883	—	(2,883)
China	1,179	1,793	614	3,702	5,566	1,864
Business and Technology Development	125	2,565	2,440	1,818	3,511	1,693
Corporate	—	—	—	57	—	(57)

	$5,823	$8,355	$2,532	$17,723	$13,075	$(4,648)

•	Canada
As noted above, two leases located in Canada were acquired in the third quarter of 2008. Capital investments during the nine-month period ended September 30, 2009 consisted of seismic/ERT, environmental work and capitalized interest.
•	Ecuador
The increase of investment activities in 2009 is due to the signing of a contract in October 2008 to explore and develop Ecuador’s Pungarayacu heavy-oil field using our HTLTM Technology including the completion of environmental assessment activities, the receipt of environmental permits and licenses in May 2009 and preliminary costs related to the start of appraisal drilling activities in the third quarter ended September 30, 2009. It is anticipated that the first well will be spud during the fourth quarter 2009.
•	China
Capital asset expenditures decreased 35% or $0.6 million and 34% or $1.9 million in the three-month and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. Expenditures in the Dagang field decreased $0.6 million in the three-month period ended September 30, 2009 compared to the same 2008 period as fewer fracture stimulations were performed in 2009 versus 2008. For the nine-month period ended September 30, 2009 expenditures at Dagang decreased $1.7 million compared to the same 2008 period due to less fracture stimulation activity in 2009 and an associated decrease in field office cost allocations. Expenditures in the Sichuan project decreased slightly from 2008 levels by $0.2 million for the nine-month period ended September 30, 2009 compared to the same 2008 period due to lower personnel costs. Final approval of two exploration drilling sites has been obtained and we are currently in the process of obtaining approvals to acquire the surface lease and to commence construction. Timing of this exploration program is dependent upon rig availability.
•	Business and Technology Development
The decrease in capital spending during the three-month period ending September 30, 2009 when compared to 2008 was due to the timing of costs relating to the construction and delivery of the FTF. Additionally, in 2009 there were modifications to the FTF to provide the capacity for longer-term runs and enhance the facility’s intellectual property development capabilities.
Financing Activities
Financing activities for the three-month and nine-month periods ended September 30, 2009 consisted mainly of the final debt payments of a long-term note and the repayment of a note associated with discontinued operations. During these same periods in 2008, financing activities for the three-month and nine-month periods ended September 30, 2008 consisted mainly of $82.3 million private placement proceeds realized in the third quarter of 2008. In July 2008, the Company completed a Cdn.$88.0 million private placement consisting of 29,334,000 Special Warrants (“Special Warrants”) at Cdn.$3.00 per Special Warrant (the “Offering”). Each Special Warrant entitled the holder to one common share of the Company upon exercise of the Special Warrant. In August 2008, all of the Special Warrants were exercised for 29,334,000 common shares. The net proceeds from the Offering of the Special Warrants was approximately Cdn.$83.4 million. In addition, in April 2008, the Company obtained a loan from a third party in the amount of Cdn.$5.0 million bearing interest at 8% per annum. At the lender’s option, the principal and accrued and unpaid interest, was converted in August 2008 into the Company’s common shares at a conversion price of Cdn.$2.24 per share. These cash proceeds were offset by $1.3 million, and $2.6 million in professional fees and expenses associated with the pursuit of corporate financing initiatives by the Company’s Chinese subsidiary, Sunwing Energy.

Outlook for balance of 2009
Our primary focus for the balance of 2009 will be to accelerate discussions with potential strategic and financing partners related to our projects in Ecuador and Canada. Progress on these discussions will determine the pace of execution of our two leading projects and the pace of related expenditures.
In addition to the two identified projects, Tamarack and Pungarayacu, we are selectively pursuing other HTL opportunities in the Middle East and elsewhere around the world and the expansion of the range of activities of our China operation, Sunwing Energy. Our goal is to develop a manageable portfolio of high quality, heavy oil opportunities on a worldwide basis and to develop a broad oil and gas business in Asia under Sunwing Energy Ltd.
With regard to Tamarack, our focus is on completing the HTL Front End Engineering & Design (“FEED”) work with AMEC, our London-based tier-one contractor.
With regard to Pungarayacu, Ecuador, our focus for the balance of 2009 and early 2010 will be on our plan to drill between three and six appraisal wells. This proposed drilling activity will allow us to better characterize the oil and the reservoir in order to proceed with a full appraisal program in 2010. As part of the Company’s continued advancement of this project, we engaged Gaffney, Cline & Associates of Houston, Texas to conduct an independent review of the project. Gaffney, Cline’s report confirmed the Company’s assessment of the oil-in-place numbers associated with the Ecuador project.
Contractual Obligations
The table below summarizes the contractual obligations that are reflected in the Unaudited Condensed Consolidated Balance Sheet as at September 30, 2009 and/or disclosed in the accompanying Notes:

	Payments Due by Year
	(stated in thousands of U.S. dollars)
	Total	2009	2010	2011	2012	After 2012
Consolidated Balance Sheets:
Note payable – current portion	$6,724	$—	6,724	$—	$—	$—
Long term debt	36,094	—	—	36,094	—	—
Asset retirement obligation	1,064	—	871	—	—	193
Long term obligation	1,900	—	—	—	1,900	—
Other Commitments:
Interest payable	4,592	702	2,683	1,207	—	—
Lease commitments	2,624	324	1,083	744	347	126
Zitong exploration commitment	24,694	13,123	11,571	—	—	—

Total	$77,692	$14,149	$22,932	$38,045	$2,247	$319

Off Balance Sheet Arrangements
As at September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us, or our related parties, except as disclosed herein.

Outstanding Share Data
As at November 6, 2009, there were 279,729,808 common shares of the Company issued and outstanding. Additionally, the Company had 11,400,000 share purchase warrants outstanding and exercisable to purchase 11,400,000 common shares. As at November 6, 2009, there were 15,043,150 incentive stock options outstanding to purchase the Company’s common shares.
Quarterly Financial Data In Accordance With Canadian and U.S. GAAP (Unaudited)

	QUARTER ENDED
	2009			2008				2007
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Total revenue
Canadian GAAP	$7,991	$4,844	$5,824	$19,524	$26,159	$(3,249)	$8,235	$5,336
U.S. GAAP	$6,826	$4,280	$3,783	$24,919	$40,800	$(15,453)	$5,068	$6,453
Net income (loss) from continuing operations:
Canadian GAAP	$(2,795)	$(11,444)	$(11,577)	$(16,322)	$4,822	$(18,547)	$(8,430)	$(16,178)
U.S. GAAP	$(1,151)	$(8,985)	$(10,158)	$(27,189)	$20,206	$(30,201)	$(10,728)	$(13,959)
Net income (loss) from discontinued operations (net of tax):
Canadian GAAP	$(23,290)	$66	$(697)	$2,342	$5,240	$(3,184)	$(114)	$(2,671)
U.S. GAAP	$(689)	$1,151	$466	$(18,210)	$5,618	$(2,780)	$234	$(2,266)
Net income (loss) per share — continuing operations
Canadian GAAP	$(0.01)	$(0.04)	$(0.04)	$(0.06)	$0.02	$(0.08)	$(0.03)	$(0.07)
U.S. GAAP	$(0.00)	$(0.03)	$(0.04)	$(0.10)	$0.07	$(0.12)	$(0.04)	$(0.06)
Net income (loss) per share — discontinued operations
Canadian GAAP	$(0.08)	$0.00	$(0.00)	$0.01	0.02	(0.01)	$(0.00)	$(0.01)
U.S. GAAP	$(0.00)	$0.00	$0.01	$(0.07)	0.02	(0.01)	$0.00	$(0.01)
The differences in the net loss and net loss per share for the second quarter of 2008 were mainly due to an additional negative $12.2 million fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net income and net income per share for the third quarter of 2008 were mainly due to an additional $14.6 million positive fair value adjustment of derivative instruments for U.S. GAAP. The differences in the net loss and net loss per share for the fourth quarter of 2008 were mainly due to the additional ceiling test write-downs for U.S. GAAP. The differences in the net income and net income per share for the first quarter of 2009 were mainly due to an additional $2.0 million negative fair value adjustment of derivative instruments for U.S. GAAP offset by reduced depletion of $4.4 million. The differences in the net loss and net loss per share for the second quarter of 2009 were mainly due to an additional $3.1 million additional depletion expense for Canadian GAAP. The differences in the net loss and net loss per share for the third quarter of 2009 were mainly due to the impact of $23.3 million from discontinued operations which is further explained in Note 14 to the accompanying financial statements included in this Form 10Q.
Transition to International Financial Reporting Standards (“IFRS”)
In April 2009, the CICA published the exposure draft “Adopting IFRSs in Canada”. The exposure draft proposes to incorporate International Financial Reporting Standards (“IFRS”) into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises will be required to prepare financial statements in accordance with IFRS.
Under IFRS, the primary audience is capital markets and, as a result, there is significantly more disclosure required, specifically for quarterly reporting. Further, while IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting policy, which must be addressed. The Company has commenced development of its IFRS changeover plan, which includes project structure and governance, deployment of resources and training, analysis of key GAAP differences and a phased plan to assess accounting policies under IFRS as well as potential IFRS 1 exemptions. The Company plans to complete its project scoping, which will include a timetable for assessing the impact on data systems, internal controls over financial reporting, and business activities, such as financing and compensation arrangements, once the exemptions as described below relating to full cost oil and gas companies have been determined.

On July 23, 2009, the International Accounting Standards Board (“IASB”) issued amendments to International Financial Reporting Standards 1, “First Time Adoption of International Financial Reporting Standards”. The amendments address the retrospective application of IFRSs to particular situations and are aimed at ensuring that entities applying IFRSs will not face undue cost or effort in the transition process. One such exemption relating to full cost oil and gas accounting, exempts entities using the full cost method from retrospective application of IFRSs for oil and gas assets. Additionally, the amendment allows entities that have used full cost accounting under previous GAAP, to measure their exploration and evaluation assets, and assets in development or production phases, at the amount determined under the entity’s previous GAAP, at the date of transition. For assets in production and development phases, the amount accumulated in the cost center is then allocated pro-rata to the underlying assets using reserve volumes or reserve values at the date of transition. To ensure that these assets are not stated at more than their recoverable amount, an entity that uses this exemption must test such assets for impairment at the date of transition to IFRS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosure about market risk from December 31, 2008. Further information presented on market risks can be found in our 2008 Form 10-K included under Item 7A.

Item 4.	Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings:
The Company was a defendant in a lawsuit filed November 20, 2008 in the U.S. District Court for the District of Colorado by Jack J. Grynberg and three affiliated companies. The suit alleged bribery and other misconduct and challenged the propriety of a contract awarded to the Company’s wholly-owned subsidiary Ivanhoe Energy Ecuador Inc. to develop Ecuador’s Pungarayacu heavy oil field. The plaintiff’s claims were for unspecified damages or ownership of the Company’s interest in the Pungarayacu field. All defendants filed motions to dismiss the lawsuit for lack of jurisdiction. The Court granted Mr. Robert Friedland’s request to sanction Plaintiffs and Plaintiffs’ counsel for their conduct related to bringing the suit by awarding Mr. Friedland fees and costs. The Ivanhoe corporate defendants, including the Company, were awarded their costs in defending the suit. All defendants are now in the process of seeking an award for their attorneys’ fees and costs. On October 16, 2009, the plaintiffs filed a motion requesting the Court vacate its judgment and allow discovery on jurisdictional issues on the grounds that plaintiffs had discovered new evidence. The Company is in the process of formulating its response in opposition to the plaintiffs’ new motion.

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
Dated: November 9, 2009

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