Form 10-Q
period 2011-06-30
IVANHOE ENERGY INC
filed 2011-08-09
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission file number: 000-30586

Ivanhoe Energy Inc.
(Exact name of registrant as specified in its charter)

Yukon, Canada (State or other jurisdiction of incorporation or organization)	98-0372413 (IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As at July 29, 2011, Ivanhoe Energy Inc. had 344,139,428 Common Shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
IVANHOE ENERGY INC.
Condensed Consolidated Statements of Financial Position
(Unaudited)

		June 30,	December 31,	January 1,
(US$000s)	Notes	2011	2010	2010

Assets
Current Assets
Cash and cash equivalents	3	133,308	68,317	24,362
Accounts receivable		8,453	6,359	5,021
Note receivable		231	264	225
Prepaid and other		766	2,859	771

		142,758	77,799	30,379

Intangible	4	299,061	273,568	207,750
Property, plant and equipment	5	44,401	40,618	41,983
Long term receivables		2,899	2,433	839

		489,119	394,418	280,951

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		28,555	21,482	10,779
Debt	6	41,441	39,832	—
Derivative instruments	7	316	8,447	13,023
Income taxes		475	—	530
Decommissioning costs		—	—	753

		70,787	69,761	25,085

Long term debt	6	64,322	—	36,934
Long term derivative instruments	7	7,595	—	—
Long term provisions		3,081	3,008	2,187
Deferred income taxes		21,872	21,165	22,336

		167,657	93,934	86,542

Shareholders’ Equity
Share capital	10	585,773	550,562	422,322
Contributed surplus	11	24,145	23,141	18,724
Accumulated deficit		(288,456)	(273,219)	(246,637)

		321,462	300,484	194,409

		489,119	394,418	280,951

Nature of operations and going concern	1
(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$000s, except share and per share amounts)	Note	2011	2010	2011	2010

Revenue
Oil		9,389	6,047	17,508	11,377
Interest		143	23	210	42

		9,532	6,070	17,718	11,419

Expenses
Operating	13	5,339	3,252	9,862	6,706
Exploration and evaluation	4	—	984	—	1,590
General and administrative		11,744	9,093	25,161	17,525
Depletion and depreciation	5	1,891	1,921	3,722	3,458
Foreign currency exchange (gain) loss		(238)	3,086	(463)	(1,101)
Derivative instruments gain	7	(6,071)	(21,840)	(7,200)	(19,783)
Interest		359	4	367	8

		13,024	(3,500)	31,449	8,403

(Loss) income before income taxes		(3,492)	9,570	(13,731)	3,016

Provision for income taxes
Current		(477)	(36)	(799)	(115)
Deferred		(142)	(275)	(707)	(447)

		(619)	(311)	(1,506)	(562)

Net (loss) income and comprehensive (loss) income		(4,111)	9,259	(15,237)	2,454

Net (loss) income per common share
Basic	14	(0.01)	0.03	(0.04)	0.01
Diluted	14	(0.01)	0.01	(0.04)	(0.05)

Weighted average number of common shares (000s)
Basic	14	338,432	333,922	341,197	320,651
Diluted	14	338,432	349,705	341,197	339,072
(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2010		282,559	422,322	18,724	(246,637)	194,409
Net income and comprehensive income		—	—	—	2,454	2,454
Shares issued for cash, net of share issue costs		50,000	121,766	—	—	121,766
Shares issued for services		280	799	—	—	799
Exercise of stock options	11	1,171	4,315	(2,225)	—	2,090
Exercise of purchase warrants		2	9	—	—	9
Share-based compensation expense	11	—	—	2,432	—	2,432

Balance June 30, 2010		334,012	549,211	18,931	(244,183)	323,959

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2011		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		—	—	—	(15,237)	(15,237)
Exercise of stock options	11	984	4,164	(2,231)	—	1,933
Exercise of purchase warrants		8,621	31,047	—	—	31,047
Share-based compensation expense	11	—	—	3,235	—	3,235

Balance June 30, 2011		343,970	585,773	24,145	(288,456)	321,462

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$000s)	Note	2011	2010	2011	2010

Operating Activities
Net (loss) income		(4,111)	9,259	(15,237)	2,454
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	5	1,891	1,921	3,722	3,458
Share-based compensation expense	11	1,471	1,209	3,247	2,432
Unrealized foreign currency exchange (gain) loss		(1,553)	3,035	(1,780)	(1,338)
Unrealized gain on derivative instruments	7	(6,071)	(21,840)	(7,200)	(19,783)
Current income tax expense		477	36	799	115
Deferred income tax expense		142	275	707	447
Exploration and evaluation expense	4	—	984	—	1,590
Interest expense		359	4	367	8
Finance costs		269	—	269	—
Other		(106)	(186)	(12)	2
Current income tax paid		(267)	(210)	(324)	(638)
Decommissioning costs settled		—	(124)	—	(182)
Changes in non-cash working capital items	15	1,044	(639)	1,978	(272)

Net cash used in operating activities		(6,455)	(6,276)	(13,464)	(11,707)

Investing Activities
Intangible expenditures		(13,906)	(11,460)	(23,772)	(34,140)
Property, plant and equipment expenditures		(3,514)	(1,417)	(7,463)	(2,235)
Long term receivables		(316)	(498)	(463)	(846)
Interest paid		15	—	(1,003)	(844)
Changes in non-cash working capital items	15	1,082	1,533	4,578	2,855

Net cash used in investing activities		(16,639)	(11,842)	(28,123)	(35,210)

Financing Activities
Shares and warrants issued on private placements, net of share issue costs		—	(556)	—	135,765
Convertible debentures issued, net of issue costs	6	72,914	—	72,914	—
Proceeds from exercise of options and warrants	7,11	59	458	29,873	2,094
Changes in non-cash working capital items	15	(28)	39	(47)	39

Net cash provided by (used in) financing activities		72,945	(59)	102,740	137,898

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		2,659	(4,391)	3,838	1,324

Increase in cash and cash equivalents, for the period		52,510	(22,568)	64,991	92,305
Cash and cash equivalents, beginning of period		80,798	139,235	68,317	24,362

Cash and cash equivalents, end of period		133,308	116,667	133,308	116,667

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
The June 30, 2011 unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.
At June 30, 2011, Ivanhoe had an accumulated deficit of $288.5 million and working capital of $72.3 million excluding derivative financial liabilities. In the first six months of 2011, cash used in operating activities was $13.5 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. There is no assurance that Ivanhoe will be able to obtain such financing or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2012, there is significant doubt that the Company will be able to continue as a going concern.
The June 30, 2011 Financial Statements were approved by the Board of Directors and authorized for issue on July 28, 2011.
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
2.2 Basis of Presentation
The Company adopted IFRS on January 1, 2011, with a transition date of January 1, 2010. Comparative financial information has been restated to comply with IFRS as detailed in Note 19. The accounting policies adopted by Ivanhoe as a result of IFRS may be found in Note 3 of the Company’s March 31, 2011 financial statements.
The Financial Statements have been prepared on an historical cost basis, except financial instruments, which are measured at fair value.
The Company has reviewed new and revised accounting pronouncements listed below, that have been issued but are not yet effective. The Company has not yet evaluated the impact of these changes on its financial statements.
IFRS 9 Financial Instruments (“IFRS 9”)
IFRS 9 was issued in November 2009 and is intended to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”) in phases. IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for reporting periods beginning on or after January 1, 2013.
IFRS 10 Consolidated Financial Statements (“IFRS 10”)
IFRS 10 was issued in May 2011 and sets a single basis for consolidation, that being control of an entity. IFRS 10 replaces portions of IAS 27, “Consolidated and Separate Financial Statements” that address how entities should prepare consolidated financial statements. This standard is effective for reporting periods on or after January 1, 2013 with earlier adoption permitted.
IFRS 11 Joint Arrangements (“IFRS 11”)
IFRS 11, issued in May 2011, establishes principles for financial reporting by entities involved in a joint arrangement. IFRS 11 supersedes the current IAS 31, “Interests in Joint Ventures” and SIC 13, “Jointly Controlled Entities-Non Monetary Contributions by Venturers” and is effective for reporting periods beginning on or after January 1, 2013. Earlier application is permitted.
IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”)
IFRS 12, issued in May 2011, establishes a single set of disclosure objectives, and requires minimum disclosures designed to meet those objectives, regarding interests in subsidiaries, joint arrangements, associates or unconsolidated structured entities. IFRS 12 is intended to combine the disclosure requirements on interests in other entities currently located throughout different standards. This standard is effective for reporting periods on or after January 1, 2013 with earlier adoption permitted.
IFRS 13 Fair Value Measurements (“IFRS 13”)
IFRS 13, issued in May 2011, defines fair value, sets out a single IFRS framework for measuring fair value and requires disclosures about fair value measurements. IFRS 13 applies to IFRS that require or permit fair value measurements or related disclosures, except in specified circumstances. IFRS 13 is to be applied for reporting periods beginning on or after January 1, 2013. Earlier application is permitted.

IAS 12 Income Taxes (“IAS 12”)
IAS 12 was amended in December 2010 to remove subjectivity in determining on which basis an entity measures the deferred tax relating to an asset. The amendment introduces a presumption that an entity will assess whether or not the carrying value of an asset will be recovered through the sale of the asset. The amendment to IAS 12 is effective for reporting periods beginning on or after January 1, 2012.
IAS 28 Investments in Associates and Joint Ventures (“IAS 28”)
IAS 28 was amended in 2011 which prescribes the accounting for investments in associates and sets out the requirements for the application of the equity method when accounting for investments in associates and joint ventures. IAS 28 is effective for reporting periods beginning on or after January 1, 2013. Earlier application is permitted.
There are no other standards or interpretations in issue but not yet adopted that are anticipated to have a material effect on the reported income or net assets of the Company.
3. CASH AND CASH EQUIVALENTS

	June 30,	December 31,	January 1,
	2011	2010	2010
Cash at banks and on hand	132,285	10,147	6,797
Term deposits	—	57,670	—
Money market accounts	—	—	14,715
Restricted cash	1,023	500	2,850

	133,308	68,317	24,362

Restricted cash includes funds pledged as security for a letter of credit with a short term maturity and cash held in escrow.
4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
			Latin		HTLTM	Total Intangible
	Asia	Canada	America	Total	Technology	Assets
Cost
Balance January 1, 2010	14,411	94,431	6,755	115,597	92,153	207,750
Additions during the period	27,261	29,324	17,704	74,289	—	74,289
Exploration and evaluation expense	(3,537)	—	(4,934)	(8,471)	—	(8,471)

Balance December 31, 2010	38,135	123,755	19,525	181,415	92,153	273,568
Additions during the period	14,106	5,233	6,154	25,493	—	25,493

Balance June 30, 2011	52,241	128,988	25,679	206,908	92,153	299,061

Amortization of the Heavy-to-Light (“HTLTM”) technology has not commenced and its carrying value had not been impaired since it was acquired in 2005.
In the six months ended June 30, 2011, $1.2 million (year ended December 31, 2010 — $2.1 million) in direct and incremental employee benefits attributable to E&E assets were capitalized.

5. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment
			Latin		Other	Total
	Asia	Canada	America	Total	Assets	PP&E

Cost
Balance January 1, 2010	31,816	—	—	31,816	11,373	43,189
Additions during the period	4,123	—	—	4,123	1,648	5,771
Disposals	—	—	—	—	(12)	(12)

Balance December 31, 2010	35,939	—	—	35,939	13,009	48,948
Additions during the period	6,279	—	—	6,279	1,234	7,513
Disposals	—	—	—	—	(5)	(5)

Balance June 30, 2011	42,218	—	—	42,218	14,238	56,456

Accumulated Depreciation
Balance January 1, 2010	—	—	—	—	1,206	1,206
Depletion and depreciation for the period	6,196	—	—	6,196	934	7,130
Disposals	—	—	—	—	(6)	(6)

Balance December 31, 2010	6,196	—	—	6,196	2,134	8,330
Depletion and depreciation for the period	3,176	—	—	3,176	550	3,726
Disposals	—	—	—	—	(1)	(1)

Balance June 30, 2011	9,372	—	—	9,372	2,683	12,055

Net Book Value
As at January 1, 2010	31,816	—	—	31,816	10,167	41,983
As at December 31, 2010	29,743	—	—	29,743	10,875	40,618
As at June 30, 2011	32,846	—	—	32,846	11,555	44,401
Oil and Gas Property and Equipment
In the six months ended June 30, 2011, nil (year ended December 31, 2010 — $0.1 million) in employee benefits directly attributable to property, plant and equipment (“PP&E”) were capitalized.
Other Assets
Other assets include the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures.
6. DEBT
The Company’s debt consists of a Cdn$40.0 million convertible note and Cdn$73.3 million in convertible debentures.
6.1 Convertible Note

	June 30,	December 31,	January 1,
	2011	2010	2010
Convertible note	41,472	40,217	38,005
Unamortized discount	(31)	(385)	(1,071)

Carrying amount	41,441	39,832	36,934

In connection with the acquisition of the Tamarack leases in July 2008 from Talisman Energy Canada (“Talisman”), the Company issued a Cdn$40.0 million convertible promissory note (the “Convertible Note”). The Convertible Note matured on July 11, 2011 and was repaid in full.
Interest at the prime rate plus 2% was calculated daily. The interest rate on the Convertible Note at June 30, 2011 was 5.00% (December 31, 2010 — 5.00%).

The Company’s obligations under the Convertible Note were secured by a first fixed charge and security interest in favor of Talisman against the acquired Talisman leases and the related assets acquired by the Company pursuant to the Talisman lease acquisition.
In the six months ended June 30, 2011, $1.4 million (year ended December 31, 2010 — $2.5 million) of interest from the Convertible Note was capitalized to E&E assets. No interest from the Convertible Note was recorded as interest expense in the three months and six months ended June 30, 2011 (three months and six months ended June 30, 2010 — nil).
6.2 Convertible Debentures

	June 30,	December 31,	January 1,
	2011	2010	2010
Convertible debentures	76,008	—	—
Unamortized financing costs and derivative instrument	(11,686)	—	—

Carrying amount	64,322	—	—

On June 9, 2011, the Company issued Cdn$73.3 million in 5.75% convertible unsecured subordinated debentures (“Convertible Debentures”) at a price of $1,000 per debenture. The issuance included a bought deal of Cdn$50.0 million. The issuance also included Cdn$23.3 million in privately placed debentures with the same terms as the public offering.
The Convertible Debentures mature on June 30, 2016, pay interest semi-annually on June 30 and December 31 and are convertible at a price of Cdn$3.36 per share. They are redeemable after June 30, 2014 at Ivanhoe’s option.
The carrying amount of the Convertible Debentures at June 30, 2011 was $64.3 million. The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was separated and recognized at fair value as a long term derivative liability as further described in Note 8.3. The unamortized financing costs in the table above include $9.8 million related to the option as well as $1.8 million in transaction costs. Transaction costs of $0.3 million were allocated to the derivative and charged to earnings in the period.
In the three and six months ended June 30, 2011, $0.4 million was recorded as interest expense (three and six months ended June 30, 2010 — nil).
7. FINANCIAL INSTRUMENTS
The following table presents the Company’s derivative financial instruments measured at fair value through profit and loss (“FVTPL”):

	Level 1	Level 2			Level 3
			2008	2011
	2006	2009 & 2010	Convertible	Convertible		Total
	Purchase	Purchase	Component	Component	Subsidiary	Fair
	Warrants	Warrants	of Debt	of Debentures	Option	Value
Balance January 1, 2010	7,582	667	4,774	—	—	13,023
Issuance of purchase warrants	—	13,999	—	—	—	13,999
Exercise of purchase warrants	(3)	—	—	—	—	(3)
Derivative gains through profit and loss	(1,964)	(13,050)	(3,558)	—	—	(18,572)

Balance December 31, 2010	5,615	1,616	1,216	—	—	8,447
Issuance of convertible debentures	—	—	—	9,771	—	9,771
Exercise of options	(2)	(3,107)	—	—	—	(3,109)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	—	—	—	(3,823)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(2,176)	316	(3,375)

Balance June 30, 2011	—	—	—	7,595	316	7,911

The gain on derivative instruments of $7.2 million for the six months ended June 30, 2011, (six months ended June 30, 2010 — $19.8 million, year ended December 31, 2010 — $18.6 million) originated from the expiration and revaluation of derivative financial instruments measured at FVTPL.

8. DERIVATIVE INSTRUMENTS
The Company’s derivative instruments are comprised of common share purchase warrants, the convertible component of the Convertible Note, the convertible component of the Convertible Debentures and the Subsidiary Option.
8.1 Purchase Warrants
The following table reflects the changes in the Company’s purchase warrants outstanding:

	Purchase	Shares
(000s)	Warrants	Issuable
Balance January 1, 2010	12,135	12,135
Private placements	12,500	12,500
Exercised	(2)	(2)

Balance December 31, 2010	24,633	24,633
Exercised	(8,620)	(8,620)
Expired	(16,013)	(16,013)

Balance June 30, 2011	—	—

All of the Company’s purchase warrants have expired in 2011 and no purchase warrants remain outstanding at June 30, 2011.
At December 31, 2010, the following purchase warrants were exercisable:

	Price Per				Exercise		Cash Value on
	Special	Outstanding(1)	Fair Value		Price Per		Exercise	Valuation
Year of Issue	Warrant	(000s)	($US000s)	Expiry Date	Share		($US000s)	Method
2006	US$2.23	11,398	5,615	May 2011	Cdn$2.93	(2)	33,577	Quoted Market Price
2009	N/A	735	11	Feb 2011	Cdn$4.05		2,993	Black-Scholes
2010	Cdn$3.00	10,417	1,326	Feb 2011	Cdn$3.16		33,095	Black-Scholes
2010	Cdn$3.00	2,083	279	Feb 2011	Cdn$3.16		6,619	Black-Scholes

		24,633	7,231				76,284

(1)	One common share is issuable for each purchase warrant upon exercise.

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
8.2 Convertible Note
The Company issued a Cdn$40.0 million Convertible Note, as described in Note 6.1. The outstanding principal amount was convertible, at Talisman’s option, into common shares of the Company. The fair value of the convertible component was nil at June 30, 2011 (December 31, 2010 — $1.2 million), calculated with the Black Scholes valuation method using a weighted average risk-free interest rate of 0.91%, a dividend yield of 0.0%, a weighted average volatility factor of 30% and an expected life of eleven days.
If the volatility used to fair value the convertible component increased or decreased by 10%, the fair value would not be affected.

8.3 Convertible Debentures
The Company issued Cdn$73.3 million in convertible debentures in the second quarter of 2011, as described in Note 6.2. The outstanding principal amount is convertible into common shares of the Company. The fair value of the convertible component was $7.6 million at June 30, 2011 (December 31, 2010 — nil), calculated with the Black Scholes valuation method using a weighted average risk-free interest rate of 2.33%, a dividend yield of 0.0%, a weighted average volatility factor of 40% and an expected life of approximately 5 years.
If the volatility used to fair value the convertible debt decreased by 10%, the fair value would decrease by $3.3 million. Increasing the volatility by 10% would have had the opposite, but approximately equal, impact.
8.4 Subsidiary Option
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
The fair value of the Subsidiary Option at June 30, 2011 was $0.3 million, calculated with the Black Scholes valuation method using an estimated share value of $17.11, an exercise price of $30.00 per share, a risk-free interest rate of 1.32%, a dividend yield of 0.0%, an expected life of approximately eight months and an estimated volatility of 52.0%, which is similar to Ivanhoe.
If the estimated volatility used to fair value the Subsidiary Option decreased by 10%, the fair value would decrease by $0.2 million. Increasing the volatility by 10% would have had the opposite, but approximately equal, impact.
9. COMMITMENTS AND CONTINGENCIES
9.1 Income Taxes
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
9.2 Operating Lease Arrangements
In the three months and six months ended June 30, 2011, the Company expended $0.9 million and $1.4 million, respectively, (three months and six months ended June 30, 2010 — $0.7 million and $1.2 million, respectively) on operating leases relating to the rental of office space, which expire between 2011 and 2013.
At June 30, 2011, future net minimum payments for operating leases were:

Remainder of 2011	906
2012-2013	1,152

2,058

9.3 Other
Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack leases, the Company will be required to make a cash payment to Talisman of up to Cdn$15 million.
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
10. SHARE CAPITAL

Authorized	Unlimited common shares with no par value Unlimited preferred shares with no par value

Issued and Outstanding	343,970,158 common shares (December 31, 2010 — 334,365,482) Nil preferred shares (December 31, 2010 — nil)
See the unaudited Condensed Consolidated Statements of Changes in Equity for the change in common shares issued for the six months ended June 30, 2011 and 2010.
11. SHARE-BASED PAYMENTS
Share-based transactions were charged to earnings as general and administrative or operating expenses and capitalized to E&E assets as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Share-based expense related to
Equity settled transactions	1,459	1,021	3,235	1,558
Cash settled transactions	12	—	12	—

Total share-based expense	1,471	1,021	3,247	1,558
Share-based payments capitalized as E&E assets	335	799	335	799

11.1 Stock Option Plan
Details of transactions under the Company’s stock option plan are as follows:

	June 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
	(000s)	(Cdn$)	(000s)	(Cdn$)
Outstanding, beginning of period	16,927	2.24	15,013	2.27
Granted	1,884	2.67	6,041	2.56
Exercised	(1,518)	2.38	(2,743)	2.28
Expired	(596)	2.76	(635)	2.60
Forfeited	(471)	2.46	(749)	2.64

Outstanding, end of period	16,226	2.24	16,927	2.24

Exercisable, end of period	6,845	2.11	7,324	2.19

The weighted average share price at the date of exercise for stock options exercised in the six months end June 30, 2011 was Cdn$3.28 (six months ended June 30, 2010 — Cdn$3.50).

The weighted average fair value of stock options granted from the stock option plan during the six months ended June 30, 2011 was Cdn$1.61 (six months ended June 30, 2010 — Cdn$2.15) per option at the grant date using the Black Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended June 30,	2011	2010
Expected life (in years)	6.3	6.0
Volatility (1)	74.5%	76.3%
Dividend yield	—	—
Risk-free rate	2.7%	3.1%
Estimated forfeiture rate	6.0%	5.2%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.
The following table summarizes information in respect of stock options outstanding and exercisable at June 30, 2011:

		Weighted Average
		Remaining	Weighted Average
	Outstanding	Contractual Life	Exercise Price
Range of Exercise Prices (Cdn$)	(000s)	(years)	(Cdn$)
1.51 to 2.06	5,711	2.2	1.71
2.15 to 2.71	8,804	5.1	2.39
2.77 to 3.44	1,711	5.2	3.21

	16,226	4.1	2.24

11.2 Restricted Share Unit Plan
The Company adopted a restricted share unit (“RSU”) plan in the second quarter of 2011 under which it may issue restricted share units to directors and eligible employees. RSUs vest evenly over three years and are settled in shares or cash on the anniversary date. RSUs do not entitle the holder to voting rights until they have vested and shares have been provided to the participant.
Details of transactions under the Company’s RSU plan are as follows:

	June 30, 2011
		Weighted Average
	Number of RSUs	Fair Value
	(000s) (1)	(Cdn$)
Outstanding, beginning of period	—	—
Granted	1,071	2.16

Outstanding, end of period	1,071	2.16

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.
The weighted average fair value of RSU’s granted during the six months ended June 30, 2011 was Cdn$2.16 per RSU at the grant date using the Black Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended
June 30, 2011
Expected life (in years)	3.0
Volatility (1)	62.7%
Dividend yield	—
Risk-free rate	1.7%
Estimated forfeiture rate	6.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

June 30,
2011
Liabilities related to RSUs	12
Intrinsic value of vested RSUs	—
12. SEGMENT INFORMATION
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
The accounting policies of the segments are the same as the Company’s accounting policies. Segment results include transactions between business segments. Corporate activities undertaken on behalf of a segment are allocated at cost. Oil revenue is classified according to the geographic location of the production.

The following table presents the Company’s segment assets, segment income (loss) and segment revenues reconciled to the Company’s Financial Statements.

			Latin	Technology
	Asia	Canada	America	Development	Corporate	Total

Segment revenue (1)
For the three months ended June 30, 2011	9,391	—	—	—	141	9,532
For the three months ended June 30, 2010	6,049	—	—	—	21	6,070

For the six months ended June 30, 2011	17,511	—	—	—	207	17,718
For the six months ended June 30, 2010	11,382	—	—	—	37	11,419

Segment income (loss)
For the three months ended June 30, 2011	461	(979)	(2,160)	(2,759)	1,326	(4,111)
For the three months ended June 30, 2010	(1,087)	(984)	(1,984)	(1,336)	14,650	9,259

For the six months ended June 30, 2011	(1,711)	(2,286)	(3,867)	(5,007)	(2,366)	(15,237)
For the six months ended June 30, 2010	(1,620)	(1,951)	(3,666)	(2,714)	12,405	2,454

Segment assets (2)
As at June 30, 2011	97,100	129,081	33,261	102,742	126,935	489,119
As at December 31, 2010	85,273	123,890	24,392	101,899	58,964	394,418
As at January 1, 2010	57,528	94,594	7,778	101,893	19,158	280,951

Segment liabilities (3)
As at June 30, 2011	128,517	138,753	52,807	82,598	(235,018)	167,657
As at December 31, 2010	114,980	131,277	42,162	76,747	(271,232)	93,934
As at January 1, 2010	81,047	98,262	13,145	56,909	(162,821)	86,542

Capital investments — Intangible
For the three months ended June 30, 2011	7,607	1,806	4,493	—	—	13,906
For the three months ended June 30, 2010	2,561	4,316	4,583	—	—	11,460

For the six months ended June 30, 2011	14,106	3,847	5,819	—	—	23,772
For the six months ended June 30, 2010	4,488	21,342	8,310	—	—	34,140

Capital investments — Property, plant and equipment
For the three months ended June 30, 2011	2,755	—	(5)	764	—	3,514
For the three months ended June 30, 2010	1,075	—	76	100	166	1,417

For the six months ended June 30, 2011	6,301	—	58	1,104	—	7,463
For the six months ended June 30, 2010	1,451	3	87	306	388	2,235

(1)	All oil revenues in Asia are generated from the sale of oil production in China to one customer.

(2)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate.

(3)	Liabilities for Corporate include intercompany receivables of $383.4 million at June 30, 2011 (December 31, 2010 — $352.5 million; January 1, 2010 — $216.7 million) resulting in a negative balance.

13. OPERATING EXPENSES
Operating expenses for the Company are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Asia
Field operating	1,692	1,367	3,315	2,664
Windfall levy	2,182	869	3,759	1,680
Engineering support	103	112	213	240

	3,977	2,348	7,287	4,584
Technology Development
FTF operating costs	1,362	904	2,575	2,122

Total operating costs	5,339	3,252	9,862	6,706

The windfall levy is imposed by China’s Ministry of Finance at the progressive rates from 20% to 40% on the portion of the monthly weighted average sales price of the crude oil lifted in China exceeding US$40.00 per barrel.
14. INCOME (LOSS) PER COMMON SHARE
Basic and diluted income or loss per common share are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	(4,111)	9,259	(15,237)	2,454
Adjustment for derivative gains on dilutive equity instruments	—	(6,376)	—	(19,139)

Diluted net income (loss)	(4,111)	2,883	(15,237)	(16,685)

Basic weighted average common shares	338,432	333,922	341,197	320,651
Adjustment for dilutive equity instruments
Convertible Note	—	12,780	—	12,780
Stock options	—	3,003	—	4,324
Purchase warrants	—	—	—	1,317

Diluted weighted average common shares	338,432	349,705	341,197	339,072

Net income (loss) per common share
Basic	(0.01)	0.03	(0.04)	0.01
Diluted	(0.01)	0.01	(0.04)	(0.05)

15. SUPPLEMENTAL CASH FLOW INFORMATION
Changes in Non-Cash Activities

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating activities
Accounts receivable	(2,022)	(553)	(2,646)	(309)
Note receivable	2	5	33	(31)
Prepaid and other current assets	(214)	(801)	(148)	(678)
Accounts payable and accrued liabilities	3,278	710	4,739	746

	1,044	(639)	1,978	(272)

Investing activities
Accounts receivable	80	(4)	556	(29)
Prepaid and other current assets	1,509	—	2,241	83
Accounts payable and accrued liabilities	(507)	1,537	1,781	2,801

	1,082	1,533	4,578	2,855

Financing activities
Accounts payable and accrued liabilities	(28)	39	(47)	39

	2,098	933	6,509	2,622

16. RELATED PARTY TRANSACTIONS
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
The breakdown of the related party expenses is as follows:

		Three months ended		Six months ended
		June 30,		June 30,
Related Party	Nature of Transaction	2011	2010	2011	2010
Global Mining Management Corp.	Administration	116	335	329	641
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	600	600
I2MS.Net PTE Ltd.	Information systems	50	152	108	184
Ivanhoe Capital Services Ltd.	Administration	29	58	121	83
SouthGobi Resources Ltd.	Administration	26	—	77	—
GoviEx Gold Inc.	Business development	—	9	—	33
1092155 Ontario Inc.	HTLTM technology	8	13	20	27
Ensyn Technologies Inc.	HTLTM technology	—	—	—	7
Ivanhoe Capital PTE Ltd.	Administration	46	7	115	9
Ivanhoe Mines Ltd.	Administration	—	11	—	13

		575	885	1,370	1,597

The liabilities of the Company include the following amounts due to related parties:

		June 30,	December 31,	January 1,
Related Party	Nature of Transaction	2011	2010	2010
Global Mining Management Corp.	Administration	75	86	40
I2MS.Net PTE Ltd.	Information systems	18	13	17
SouthGobi Resources Ltd.	Administration	13	38	—
Ivanhoe Capital Services Ltd.	Management	17	70	15
Ivanhoe Capital PTE Ltd.	Administration	9	—	—

		132	207	72

17. REMUNERATION OF KEY MANAGEMENT PERSONNEL
The remuneration of directors and other key members of management was:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Base salaries or fees and other cash payments	1,600	1,483	2,380	2,188
Employer’s contributions to retirement plan	11	17	27	34
Share-based compensation expense	818	638	1,536	1,034

	2,429	2,138	3,943	3,256

18. SUBSEQUENT EVENT
On July 11, 2011, the Cdn$40.0 million Convertible Note owed to Talisman was paid in full using the proceeds from the issuance of the Cdn$73.3 million Convertible Debentures.
19. FIRST-TIME ADOPTION OF INTERNATIONAL FINANCIAL REPORTING STANDARDS
The Company adopted IFRS on January 1, 2011, with a transition date of January 1, 2010. The accounting policies adopted by Ivanhoe as a result may be found in Note 3 of the Company’s March 31, 2011 financial statements.
Under IFRS 1, “First-time Adoption of International Financial Reporting Standards,” the standards are applied retrospectively at the transition date with all adjustments to assets and liabilities taken to retained earnings unless certain exemptions are applied.
19.1 Exemptions from Full Retrospective Application
IFRS 1 outlines specific guidelines that a first-time adopter must adhere to under certain circumstances. None of the mandatory exemptions from retrospective application were applicable to Ivanhoe. The Company has made the following exemptions to its opening statement of financial position dated January 1, 2010:
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
19.2 Reconciliations to IFRS
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
Changes made to the statements of financial position and statements of (loss) income have resulted in reclassifications of various amounts on the statements of cash flows. Due to the reclassification of capitalized overhead under Canadian GAAP to operating costs or general and administrative (“G&A”) expenses under IFRS, cash used in investing activities under Canadian GAAP was reclassified to cash used in operating activities under IFRS. Since there was no change to the total increase in cash and cash equivalents, no reconciliation for the statements of cash flows was presented.
Certain amounts previously reported under Canadian GAAP have been reclassified to conform with IFRS presentation standards. Restricted cash was combined with cash and cash equivalents and asset retirement obligations were combined with other long term provisions. Other name changes have been made to certain financial statement line items to conform with the IFRS format standards.

Reconciliation of Consolidated Statements of Financial Position

	At January 1, 2010				At December 31, 2010				At June 30, 2010
	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS
(US$000s)	GAAP	Transition		Balances	GAAP	Transition		Balances	GAAP	Transition		Balances

Assets
Current Assets
Cash and cash equivalents	24,362	—		24,362	68,317	—		68,317	116,667	—		116,667
Accounts receivable	5,021	—		5,021	6,359	—		6,359	5,355	—		5,355
Note receivable	225	—		225	264	—		264	256	—		256
Prepaid and other current assets	771	—		771	2,859	—		2,859	1,366	—		1,366

	30,379	—		30,379	77,799	—		77,799	123,644	—		123,644

Intangible assets	92,153	115,597	a	207,750	92,153	197,193	a	273,568	92,153	154,810	a	242,423
		—				(7,482	)b			(2,950	)b
		—				175	c			(1,590	)g
		—				(8,471	)g			—
Property, plant and equipment, net	158,392	(115,597	)a	41,983	237,200	(197,193	)a	40,618	195,060	(154,810	)a	40,229
		(904	)b			(2,014	)b			(1,320	)b
		92	c			189	c			92	c
		—				2,436	f			1,207	f
Long term receivables	839	—		839	2,433	—		2,433	1,682	—		1,682

	281,763	(812)		280,951	409,585	(15,167)		394,418	412,539	(4,561)		407,978

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	10,779	—		10,779	21,482	—		21,482	14,342	—		14,342
Debt	—	—		—	39,832	—		39,832	—	—		—
Derivative financial instruments	—	13,023	d	13,023	—	8,447	d	8,447	—	7,235	d	7,235
Income tax payable	530	—		530	—	—		—	8	—		8
Decommissioning costs	753	—		753	—	—		—	50	—		50

	12,062	13,023		25,085	61,314	8,447		69,761	14,400	7,235		21,635

Long term debt	36,934	—		36,934	—	—		—	37,255	—		37,255
Long term provisions	2,095	92	c	2,187	2,644	364	c	3,008	2,253	92	c	2,345
Deferred income tax liability	22,643	(307	)b	22,336	21,518	(367	)b	21,165	23,104	(327	)b	22,784
		—				14	f			7	f

	73,734	12,808		86,542	85,476	8,458		93,934	77,012	7,007		84,019

Shareholders’ Equity
Share capital	422,322	—		422,322	550,562	—		550,562	549,281	(70	)e	549,211
Purchase warrants	19,427	(19,427	)d	—	33,423	(33,423	)d	—	33,423	(33,423	)d	—
Contributed surplus	20,029	(2,947	)d	18,724	22,983	(2,947	)d	23,141	19,291	(2,947	)d	18,931
		1,642	e			3,105	e			2,587	e
Convertible note	2,086	(2,086	)d	—	2,086	(2,086	)d	—	2,086	(2,086	)d	—
Accumulated deficit	(255,835)	9,198		(246,637)	(284,945)	11,726		(273,219)	(268,554)	24,371		(244,183)

	208,029	(13,620)		194,409	324,109	(23,625)		300,484	335,527	(11,568)		323,959

	281,763	(812)		280,951	409,585	(15,167)		394,418	412,539	(4,561)		407,978

Reconciliation of Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Three months ended June 30, 2010				Six months ended June 30, 2010				Year ended December 31, 2010
	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS
(US$000s)	GAAP	Transition		Balances	GAAP	Transition		Balances	GAAP	Transition		Balances

Revenue
Oil	6,047	—		6,047	11,377	—		11,377	21,720	—		21,720
Interest	23	—		23	42	—		42	208	—		208

	6,070	—		6,070	11,419	—		11,419	21,928	—		21,928

Expenses
Operating	3,229	23	b	3,252	6,652	54	b	6,706	13,514	111	b	13,625
Exploration and evaluation	—	984	g	984	—	1,590	g	1,590	—	8,471	g	8,471
General and administrative	6,999	1,906	b	9,093	13,339	3,312	b	17,525	32,864	8,481	b	42,807
		188	e			874	e			1,462	e
Depletion and depreciation	2,582	(661	)f	1,921	4,665	(1,207	)f	3,458	8,960	(2,436	)f	6,524
Foreign currency exchange	3,086	—		3,086	(1,101)	—		(1,101)	(3,325)	—		(3,325)
Derivative instruments (gain) loss	—	(21,840	)d	(21,840)	—	(19,783	)d	(19,783)	—	(18,571	)d	(18,571)
Interest	4	—		4	8	—		8	24	—		24

	15,900	(19,400)		(3,500)	23,563	(15,160)		8,403	52,037	(2,482)		49,555

Income (loss) before income taxes	(9,830)	19,400		9,570	(12,144)	15,160		3,016	(30,109)	2,482		(27,627)

(Provision for) recovery of income taxes
Current	(36)	—		(36)	(115)	—		(115)	(126)	—		(126)
Deferred	(286)	14	b	(275)	(460)	20	b	(447)	1,125	60	b	1,171
		(3	)f			(7	)f			(14	)f

	(322)	11		(311)	(575)	13		(562)	999	46		1,045

Net income (loss) and comprehensive income (loss)	(10,152)	19,411		9,259	(12,719)	15,173		2,454	(29,110)	2,528		(26,582)

Notes to reconciliation
a.	Reclassification of Intangible Assets

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

Under Canadian GAAP, capitalization of unsuccessful exploration activities was permitted if the carrying value of the Company’s total capitalized oil and gas properties and development was not impaired. Under IFRS, unsuccessful exploration and evaluation wells and impaired geological and geophysical assets will be charged to earnings as E&E expense.

20. COMPARATIVES
Certain comparative figures have been reclassified to conform to the current period’s presentation.

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
Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to statements relating to or associated with individual wells, regions or projects. Any statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future earnings; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long-term assets; ultimate recoverability of reserves or resources; expected operating costs; the expectation of negotiating of an extension to certain of the Company’s production sharing agreements; the expectation of the Company’s ability to comply with the new safety and environmental rules enacted; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing are forward-looking statements.
Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.
The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties and risk that forward-looking statements will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, China, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required on acceptable terms or at all; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador, China and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.
The forward-looking statements contained in this From 10-Q are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by applicable securities laws. The forward-looking statements contained herein are expressly qualified in their entirety by this cautionary statement.
Special Note to Canadian Investors
The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. National Instrument 51-101 — Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2010 Form 10-K.

Advisories
The Form 10-Q report should be read in conjunction with the Company’s June 30, 2011 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2010 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”). A reconciliation of the previously disclosed comparative periods’ financial statements, prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), to IFRS is set out in Note 19 to the Financial Statements.
As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS without a reconciliation to US GAAP. The Company will no longer prepare a reconciliation of its results to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.
Non-IFRS Financial Measures
Oil revenue per barrel is calculated by dividing oil revenue by the Company’s total production for the respective periods presented. Net operating revenue per barrel is calculated by dividing oil revenue less related operating costs by total production for the respective periods presented. Net revenue (loss) from operations per barrel is calculated by subtracting depletion from net operating revenue and dividing by total production for the respective periods presented. The Company believes oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel are important to investors to evaluate operating results and the Company’s ability to generate cash. Each of the components used in these calculations can be reconciled directly to the unaudited interim condensed consolidated statements of loss. The calculations of oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel may differ from similar calculations of other companies in the oil and gas industry, thereby limiting their usefulness as comparative measures.
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
Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s website (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (403) 261-1700. Alternatively, the SEC and the CSA each maintains a website (www.sec.gov and www.sedar.com) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained. Copies of the charters for each of the committees of the Company’s board of directors are available through the Company’s website at www.ivanhoeenergy.com/index.php?page=mandate_of_the_boardcommittee_overview.

INTERNATIONAL FINANCIAL REPORTING STANDARDS
The Company adopted IFRS on January 1, 2011, with a transition date of January 1, 2010. IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. The accounting policies and financial statement accounts of the Company that were materially affected by the adoption of IFRS, as well as the IFRS 1 “First-Time Adoption of International Financial Reporting Standards” exemptions utilized by the Company, were described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
The adoption of IFRS resulted in changes to the reported financial position and earnings of the Company and the 2010 comparative periods have been restated under IFRS. Reconciliations of the statements of financial position and statements of income (loss) presented under Canadian GAAP to IFRS is included in Note 19 to the Financial Statements. Changes made to the statements of financial position and statements of loss resulted in reclassifications of various amounts on the statements of cash flows. Due to the reclassification of capitalized overhead under Canadian GAAP to operating costs or general and administrative (“G&A”) expenses under IFRS, cash used in investing activities under Canadian GAAP was reclassified to cash used in operating activities under IFRS. Since there was no change to the total increase in cash and cash equivalents, no reconciliation for the statements of cash flows was presented.
HIGHLIGHTS

	Three months		Six months
	ended June 30,		ended June 30,
($000, except as stated)	2011	2010	2011	2010
Average daily production (bbls/d)	940	869	973	837
Realized oil prices ($/bbl)	109.71	76.47	99.38	75.11
Oil revenue	9,389	6,047	17,508	11,377
Capital expenditures	17,420	12,877	31,235	36,375

Cash flow used in operating activities	(6,455)	(6,276)	(13,464)	(11,707)
Net income (loss)	(4,111)	9,259	(15,237)	2,454
Net income (loss) per share, basic	(0.01)	0.03	(0.04)	0.01
Net income (loss) per share, diluted	(0.01)	0.01	(0.04)	(0.05)
Oil production increased in the first half of 2011 as Ivanhoe received additional volumes to offset capital expenditures incurred at Dagang. Additional production in combination with stronger realized prices, resulted in higher oil revenue for the Company. The net loss in the first six months of 2011 was $15.2 million compared to $2.5 million net income in the first six months of 2010, resulting from higher operating and general administrative expenses and lower non-cash foreign currency exchange and derivative instrument gains in the first half of 2011.
In June 2011, the Company issued Cdn$73.3 million in 5.75% convertible unsecured subordinate debentures (“Convertible Debentures”). At the holder’s option, the Convertible Debentures may be converted into common shares prior to June 30, 2016, at a price of Cdn$3.36 per common share. The net proceeds were used to repay the Cdn$40 million convertible promissory note due to Talisman Energy Canada on July 11, 2011, in addition to funding operating expenses and capital expenditures.
Capital expenditures totaled $31.2 million in the six months ended June 30, 2011. In the second quarter, a 100-ton hydraulic fracture stimulation was performed on the Yixin-2 gas well at the Zitong Block in China. The Zitong-1 gas well was completed and a 200-ton hydraulic fracture stimulation was performed. Both the Yixin-2 and Zitong-1 gas wells were subsequently gas flow tested. At Dagang, a second well was drilled, completed and fracture stimulated. The Company’s ongoing fracture stimulation program at Dagang continued during the quarter.
In the Nyalga basin of Mongolia, mobilization activities of a drilling rig and associated equipment for the Company’s first drilling location were initiated in June 2011 and the well is expected to spud in August 2011.
In Canada, regulators completed their initial review of the Company’s Environmental Impact Assessment for Tamarack in May 2011 and the Company anticipates submitting its responses to supplemental information requests in the third quarter of 2011. Design of the surface facilities is ongoing with AMEC-BDR, with completion of the Front-End Engineering and Design anticipated in the fall of 2011.

In Ecuador, the Company commenced its 190-kilometre 2-D seismic survey of Block 20 during the second quarter of 2011. The seismic data will assist in the selection of future appraisal drilling locations. The initial phase of shooting was completed in July and processing will begin shortly.
RESULTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Asia (net bbls)
Dagang	81,664	75,210	168,529	143,004
Daqing	3,917	3,861	7,651	8,463

Total production	85,581	79,071	176,180	151,467

Average daily production (bbls/d)	940	869	973	837

Pricing
Average realized oil price ($/bbl)	109.71	76.47	99.38	75.11
West Texas Intermediate (WTI) ($/bbl)	102.56	78.04	98.27	78.38
Oil Revenue
Ivanhoe’s oil revenue in the three and six months ended June 30, 2011, increased from the prior periods due to a combination of higher production volumes and stronger realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the Company’s production sharing contract at Dagang with China National Petroleum Corporation (“CNPC”) stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs are reimbursed through the receipt of additional oil sales. Due to increased capital activity at Dagang in the three and six months ended June 30, 2011, additional oil production was allocated to Ivanhoe.
Net Revenue from Operations

	Three months		Six months
	ended June 30,		ended June 30,
($/bbl)	2011	2010	2011	2010
Oil revenue(1)	109.71	76.47	99.38	75.11
Less operating costs
Field operating	(19.76)	(17.29)	(18.81)	(17.58)
Windfall Levy	(25.51)	(11.00)	(21.34)	(11.09)
Engineering and support costs	(1.20)	(1.42)	(1.21)	(1.58)

Net operating revenue(1)	63.24	46.76	58.02	44.86
Depletion	(18.74)	(23.59)	(23.62)	(18.02)

Net revenue (loss) from operations(1)	44.50	23.17	34.40	26.84

(1)
Oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel do not have standardized meanings prescribed by IFRS and therefore may not be comparable to similar measures used by other companies. Please refer to the Non-IFRS Financial Measures under the Advisories section in this MD&A for more details.

Operating Costs

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Asia
Field operating	1,692	1,367	3,315	2,664
Windfall levy	2,182	869	3,759	1,680
Engineering support	103	112	213	240

	3,977	2,348	7,287	4,584
Technology Development
FTF operating costs	1,362	904	2,575	2,122

Total operating costs	5,339	3,252	9,862	6,706

Operating costs in China rose $1.6 million and $2.7 million, respectively, in the three and six months ended June 30, 2011 over the comparable periods. The increase is primarily attributable to the additional Windfall Levy administered by the People’s Republic of China, which rises with higher oil prices.
Field operating costs in total increased over the prior periods due to a combination of additional production volumes and higher costs per barrel. On a per barrel basis, field operating costs rose $2.47/bbl and $1.23/bbl in the three and six months ended June 30, 2011, respectively, due to increased contractor servicing rates and higher than normal pumping equipment failures as a result of corrosion issues. Subsequent to quarter end, additional corrosion inhibition programs were implemented.
Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas. Costs in the three and six months ended June 30, 2011, rose in comparison to the second quarter of 2010 due to planned costs associated with assay and analyses related to the successful upgrading of the heavy oil recovered from the Pungarayacu IP-5B well in Ecuador and planned maintenance costs associated with enhancements implemented at the FTF unit.
Exploration and Evaluation
Costs of exploring for, and evaluating, oil and gas properties are initially capitalized as intangible exploration and evaluation assets and charged to exploration and evaluation expense only if sufficient reserves cannot be established. Exploration and evaluation expenses were nil in the three months and six months ended June 30, 2011.
Following the drilling of the Zitong-1 and Yixin-2 wells, areas excluding those identified for development and future production were to be relinquished at the end of 2010. As a result, $1.6 million of geological costs incurred in prior periods were expensed as E&E costs in the first half of 2010.
General and Administrative
G&A expenses were higher in the three and six months ended June 30, 2011, than in the comparable periods. In the second quarter of 2011, staff, office and travel costs rose $1.3 million as a result of the Company’s growing commitments to its projects around the world. Professional fees rose $1.2 million as additional legal costs were incurred in connection with the proceedings described in Part II of this Form 10-Q and contract engineering costs related to Ivanhoe’s HTLTM technology increased. G&A also included $0.3 million of financing fees associated with the portion of the recently issued Convertible Debentures classified as derivative liabilities.
In the first half of 2011, G&A rose from the prior period due to a $5.7 million increase in staff, office and travel costs, a $1.2 million increase in professional fees and the inclusion of $0.3 million of financing fees in the six months ended June 30, 2011.
Depletion and Depreciation
Depletion and depreciation in the three months ended June 30, 2011 was consistent with the second quarter of 2010 as lower depletion in Asia in the current quarter approximated a revision to the Commercial Demonstration Facility (“CDF”) salvage value lowering depletion in the second quarter of 2010.
Depletion and depreciation in the first half of 2011 increased in comparison to 2010. Depletion in Asia was $0.4 million lower in the first half of 2011 as a result of additional Dagang proved and probable reserves at January 1, 2011. In contrast, the depreciation expense associated with the CDF and FTF was $0.5 million higher in the current year due to revisions to the CDF salvage values reducing depreciation in the half quarter of 2010.

Foreign Exchange
Ivanhoe incurred a foreign exchange gain in the second quarter of 2011 compared to a loss in the second quarter of 2010. During the second quarter of 2011, the Canadian dollar strengthened slightly in comparison to the US dollar creating a gain on the translation of the Company’s Canadian dollar cash, working capital and debt into US dollars. In contrast, the Canadian dollar weakened against the US dollar during the second quarter of 2010 resulting in a foreign exchange loss.
In the first half of 2011, the foreign exchange gain was less than in the prior period. The $3.1 million loss incurred in the second quarter of 2010 was offset by a $4.2 million gain in the first quarter of 2010 due to the Canadian dollar strengthening against the US dollar in the first quarter of 2010.
Derivative Instruments
In the second quarter of 2011, the Company incurred an unrealized gain of $6.1 million on its derivative liabilities. The expiry of the Company’s 2006 purchase warrants resulted in a gain of $2.3 million. Due to the impending maturity of the Convertible Note, a gain of $0.7 million was recognized on the revaluation of the convertible portion at June 30, 2011, while the revaluation of the convertible portion of the Convertible Debentures created a gain of $2.2 million for the quarter. The revaluation of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries created a gain of $0.9 million in the second quarter of 2011. The $21.8 million unrealized gain recognized in the second quarter of 2010 stemmed from a $15.5 million and $6.4 million gain, respectively, on the revaluation of the purchase warrants and Convertible Note.
A combination of the expiry and revaluation of the 2009 and 2010 purchase warrants during the first quarter of 2011 contributed to the $7.2 million gain on derivative instruments recognized in the first half of 2011. A gain of $19.8 million was recognized in the first half of 2010 as a loss on the revaluation of the Convertible Note in the first quarter partially offset the second quarter 2010 gains on the revaluation of the Convertible Note.
Provision for Income Taxes
Current taxes in China increased in both the three and six months ended June 30, 2011, due to higher oil revenue than in the comparable periods. Ivanhoe incurred a future tax expense of $0.7 million in the first half of 2011 due to increases in the deferred tax liability in China net of operating loss carryforwards, which was partially offset by continuing operating loss carryforwards in the US.
LIQUIDITY AND CAPITAL RESOURCES
Contractual Obligations
The following information about the Company’s contractual obligations and other commitments summarizes certain liquidity and capital resource requirements. The information presented in the table below does not include planned, but not legally committed, capital expenditures or obligations that are discretionary and/or being performed under contracts which can be terminated on 30 days notice. Previous exploration commitments in Zitong and Nyalga have been fulfilled and therefore are not included below.

	Total	2011	2012	2013	2014	After 2014
Debt	41,472	41,472	—	—	—	—
Long term debt	76,024	—	—	—	—	76,024
Interest	23,148	3,484	4,371	4,371	4,371	6,551
Decommissioning provisions(1)	2,081	—	—	344	—	1,737
Long term obligation	1,900	—	—	—	—	1,900
Lease commitments	2,059	906	886	267	—	—

	146,684	45,862	5,257	4,982	4,371	86,212

(1)	Represents undiscounted asset retirement obligations after inflation. The discounted value of these estimated obligations is provided for in the Financial Statements.
Debt
The Company’s Cdn$40.0 million Convertible Note matured in July 2011. The final interest payment was due on July 11, 2011.

Long Term Debt and Interest
As described in Note 6 to the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures, maturing on June 30, 2016. The outstanding principal amount is convertible at the option of the holders, into a maximum of 21,818,452 Ivanhoe common shares at Cdn$3.36 per common share. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year, commencing on December 31, 2011.
Decommissioning Provisions
The Company is required to remedy the effect of our activities on the environment at its operating sites by dismantling and removing production facilities and remediating any damage caused. At June 30, 2011, Ivanhoe estimated the total undiscounted, inflated cost to settle its asset retirement obligations in Canada, for the FTF and in Ecuador was $2.1 million. These costs are expected to be incurred in 2013, 2029 and 2038, respectively. Ivanhoe does not make such a provision for decommissioning costs in connection with its oil and gas operations in China as dry holes are abandoned as they occur and the Company is under no obligation to contribute to the future costs to restore well sites or abandon the field.
Long Term Obligation
As part of its 2005 merger with Ensyn, the Company assumed an obligation to pay $1.9 million in the event that proceeds from the sale of units incorporating the HTL™ technology for petroleum applications reach a total of $100.0 million.
Operating Leases
The Company has long term operating leases for office space, which expire between 2011 and 2013.
Other
The Company may be required to make a payment of up to Cdn$15 million if, and when, the requisite governmental and other approvals are received to develop the northern border of one of the Tamarack leases.
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
In the ordinary course of business, the Company is subject to legal proceedings being brought against it. While the final outcome of these proceedings is uncertain, the Company believes that these proceedings, in the aggregate, are not reasonably likely to have a material effect on its financial position or earnings.

Sources and Uses of Cash
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flow, are summarized in the following table:

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Cash used in operating activities	(6,455)	(6,276)	(13,464)	(11,707)
Cash used in investing activities	(16,639)	(11,842)	(28,123)	(35,210)
Cash provided by (used in) financing activities	72,945	(59)	102,740	137,898
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
Operating Activities
In the three and six months ended June 30, 2011, cash used in operating activities was higher than in 2010 as additional operating costs and G&A expenses were only partially offset by higher revenue in the current periods.
Investing Activities
E&E Expenditures

E&E expenditures in the first six months of 2011 totaled $23.8 million. At the Yixin-2 gas well, a 100-ton hydraulic fracture stimulation was performed after initial pre-stimulation gas testing of the Xu-4 formation. Subsequent to the post-fracture gas flow test, down-hole electronic recorders were installed to gather additional pressure data during an extended shut-in period.

Following initial gas testing operations performed on the Xu-4 and Xu-5 formations of the Zitong-1 gas well in the first quarter, the Xu-5 formation was hydraulic fracture stimulated with 200-tons and the zone was then gas flow tested. Coil tubing and nitrogen were used to assist in liquid unloading of the wellbore during the test period. Following the flow testing, down-hole electronic recorders were run and the well was shut-in for an extended pressure build-up.

In the Nyalga basin of Mongolia, mobilization activities of a drilling rig and associated equipment for the Company’s first drilling location were initiated in June 2011.

In Canada, regulators completed their initial review of the Company’s Environmental Impact Assessment for Tamarack and, as is customary, provided the Company with an initial set of Supplemental Information Requests in May 2011. Ivanhoe plans to submit its responses in the third quarter of 2011. The Company is continuing to work with numerous local and aboriginal stakeholders and identify economic and employment opportunities for residents of area communities. Design of the surface facilities is ongoing with AMEC-BDR, with completion of the Front-End Engineering and Design anticipated in the fall of 2011.

In Ecuador, the Company commenced its 190-kilometre 2-D seismic survey of Block 20 during the second quarter of 2011. The seismic data will assist in the selection of future appraisal drilling locations. The initial phase of shooting was completed in July and processing will begin shortly.

PP&E Expenditures

In the first six months of 2011, PP&E additions totaled $7.5 million. At Dagang, a second well was drilled, completed and fracture stimulated in addition to the 2010 well completed in the first quarter of 2011. The fracture stimulation program at Dagang also continued during the quarter.

Financing Activities
Cash provided by financing activities was higher in the three and six months ended June 30, 2011 than in the prior periods. In June 2011, the Company raised Cdn$71.3 million, net of issuance costs, through the issuance of Convertible Debentures. At the holder’s option, the Convertible Debentures may be converted into common shares prior to June 30, 2016, at a price of Cdn$3.36 per common share. The net proceeds were used to repay the Convertible Note due to Talisman Energy Canada on July 11, 2011, as well as operating expenses and capital expenditures. In the first quarter of 2011, cash proceeds of $29.8 million were raised through the exercise of purchase warrants and stock options.
In comparison, the Company raised $135.8 million, net of issuance costs, through a private placement of 50 million special warrants at a price of Cdn$3.00 per special warrant in the first six months of 2010.
Capital Structure

	June 30,	December 31,
As at	2011	2010
Debt	41,441	39,832
Long term debt	64,322	—
Shareholders’ equity	321,462	300,484
Ivanhoe intends to use its cash and cash equivalent balance to fulfill its commitments and partially fund operations in 2011. Cash flow may be insufficient to meet operating requirements in the next twelve months and additional sources of funding, either at a parent company level or at a project level, will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding, such as public and private equity and debt markets. There is no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.
Outlook
In China, upon approval of the recently submitted provisional Overall Development Program, the Company is planning a 150-square-kilometre, 3-D seismic program to cover certain areas of the Zitong Block to help plan and design a horizontal well-path for two horizontal wells in the Guan and Wen structures. The Company’s plan is to drill a Guan East well with a horizontal leg as a first-stage test of the regional gas play. Re-entry into the Zitong-1 wellbore to complete a horizontal section in the Xu-4 Zone will also be reviewed. This program will be carried out over the next 24 months and will provide the groundwork for development of the Zitong Block.
In Mongolia, mobilization activities of a drilling rig and associated equipment for the Company’s first drilling location were initiated in June 2011, however heavy rains during the last week of June caused some delay in mobilization. The well is now expected to spud in August, 2011.
In Canada, regulators completed their initial review of the Ivanhoe’s Environmental Impact Assessment for Tamarack in May 2011 and the Company anticipates submitting its responses to supplemental information requests in the third quarter of 2011. Design of the surface facilities is ongoing with AMEC-BDR, with completion of the Front-End Engineering and Design anticipated in the fall of 2011. Progress to date indicates that the Tamarack Project remains on track for approval expected in the second half of 2012.
In Ecuador, the Company commenced its 190-kilometre 2-D seismic survey of Block 20 during the second quarter of 2011. The initial phase of shooting was completed in July and processing will begin shortly. A geologic interpretation suggests the heavy-oil field may extend further southward than previously expected and geologic evidence suggests that a deeper, lighter oil play may also exist on the block. The current 2-D seismic program is expected to provide additional information on these interpretations.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2010 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a defendant in a lawsuit filed on November 20, 2008, in the United States District Court for the District of Colorado by Jack J. Grynberg and three affiliated companies. The suit alleged bribery and other misconduct and challenged the propriety of a contract awarded to the Company’s wholly-owned subsidiary Ivanhoe Energy Ecuador Inc. to develop Ecuador’s Pungarayacu heavy oil field. The plaintiffs’ claims were for unspecified damages or ownership of the Company’s interest in the Pungarayacu field. The Company and related defendants filed motions to dismiss the lawsuit for lack of jurisdiction. The Court granted the motion and dismissed the case without prejudice. The Court granted Mr. Robert Friedland’s request to sanction plaintiffs and plaintiffs’ counsel for their conduct related to bringing the suit by awarding Mr. Friedland fees and costs. The Ivanhoe corporate defendants, including the Company, have been awarded their costs in defending the suit and have requested an award of attorneys’ fees.
On October 16, 2009, the plaintiffs filed a motion requesting that the Court vacate its judgment and allow discovery on jurisdictional issues on the grounds that plaintiffs had discovered new evidence. On July 15, 2010, the Court denied the plaintiffs’ motion to vacate the judgment. The request for attorneys’ fees remains pending before the Court. On August 13, 2010, the plaintiffs filed a notice of appeal challenging the district court’s judgment and some of its orders. The appeal is currently pending in the United States Court of Appeals for the Tenth Circuit. Briefing on the appeal is complete; the plaintiffs have filed an opening and reply brief and the Company and related defendants have filed a response brief. The Court heard oral arguments on May 9, 2011, in Denver, Colorado, but has not yet ruled on the appeal. The likelihood of loss or gain resulting from the lawsuit, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.
On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to and assignees of GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The Plaintiffs seek actual damages of $250,000, a portion of the Company’s interest in the Pungarayacu field and other miscellaneous relief. On June 2, 2011, the Company filed its Answer to the Complaint and on June 3, 2011 removed the lawsuit to the United States District Court for the Eastern District of California. After the lawsuit was removed to federal court, the Plaintiffs filed their First Amended Complaint and a motion asking the district court to remand the action to state court. The Company filed its Answer to the First Amended Complaint including a counterclaim for attorneys’ fees and a motion asking the court to dismiss some of the claims against it on July 11, 2011. The Company’s response to the motion to remand is due August 1, 2011. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

1.1
Underwriting Agreement, dated May 18, 2011, among Ivanhoe Energy Inc. and TD Securities Inc., Macquarie Capital Markets Canada Ltd., RBC Dominion Securities Inc., UBS Securities Canada Inc., CIBC World Markets Inc. and Byron Capital Markets Ltd.

4.1	Debenture Indenture, dated as of June 9, 2011, between Ivanhoe Energy Inc. and BNY Trust Company of Canada, as trustee

10.1	Restricted Share Unit Plan

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.
By:	/s/ Gerald D. Schiefelbein
Gerald D. Schiefelbein
Chief Financial Officer
Date: August 9, 2011