Form 10-Q
period 2011-09-30
IVANHOE ENERGY INC
filed 2011-11-09
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
☐ Yes ☑ No
As at October 31, 2011, Ivanhoe Energy Inc. had 344,139,428 Common Shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
IVANHOE ENERGY INC.
Condensed Consolidated Statements of Financial Position
(Unaudited)

		September 30,	December 31,	January 1,
(US$000s)	Notes	2011	2010	2010

Assets
Current Assets
Cash and cash equivalents	3	58,168	68,317	24,362
Accounts receivable		8,248	6,359	5,021
Note receivable		222	264	225
Prepaid and other		690	2,859	771

		67,328	77,799	30,379

Intangible	4	310,430	273,568	207,750
Property, plant and equipment	5	46,966	40,618	41,983
Long term receivables		3,723	2,433	839

		428,447	394,418	280,951

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		23,032	21,482	10,779
Debt	6	—	39,832	—
Derivative instruments	7	286	8,447	13,023
Income taxes		734	—	530
Decommissioning costs		—	—	753

		24,052	69,761	25,085

Long term debt	6	60,146	—	36,934
Long term derivative instruments	7	1,810	—	—
Long term provisions		1,366	3,008	2,187
Deferred income taxes		21,901	21,165	22,336

		109,275	93,934	86,542

Shareholders’ Equity
Share capital	10	586,108	550,562	422,322
Contributed surplus	11	25,677	23,141	18,724
Accumulated deficit		(292,613)	(273,219)	(246,637)

		319,172	300,484	194,409

		428,447	394,418	280,951

Nature of operations and going concern	1
(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$000s, except share and per share amounts)	Note	2011	2010	2011	2010

Revenue
Oil		10,769	4,177	28,277	15,554
Interest		219	88	429	130

		10,988	4,265	28,706	15,684

Expenses
Operating	13	5,489	2,996	15,351	9,702
Exploration and evaluation	4	2,143	788	2,143	2,378
General and administrative		12,239	10,898	37,400	28,423
Depletion and depreciation	5	2,131	1,490	5,853	4,948
Foreign currency exchange gain		(670)	(1,188)	(1,133)	(2,289)
Derivative instruments gain	7	(5,429)	(622)	(12,629)	(20,405)
Interest		431	4	798	12
Gain on derecognition of long term provision		(1,900)	—	(1,900)	—

		14,434	14,366	45,883	22,769

Loss before income taxes		(3,446)	(10,101)	(17,177)	(7,085)

(Provision for) recovery of income taxes
Current		(682)	—	(1,481)	(115)
Deferred		(29)	496	(736)	49

		(711)	496	(2,217)	(66)

Net loss and comprehensive loss		(4,157)	(9,605)	(19,394)	(7,151)

Net loss per common share
Basic and diluted		(0.01)	(0.03)	(0.06)	(0.02)

Weighted average number of common shares (000s)
Basic and diluted		338,592	334,012	342,173	325,153

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2010		282,559	422,322	18,724	(246,637)	194,409
Net loss and comprehensive loss		—	—	—	(7,151)	(7,151)
Shares issued for cash, net of share issue costs		50,000	121,697	—	—	121,697
Shares issued for services		280	799	—	—	799
Exercise of stock options	11	1,171	4,323	(2,225)	—	2,098
Exercise of purchase warrants		2	9	—	—	9
Share-based compensation expense	11	—	—	3,811	—	3,811

Balance September 30, 2010		334,012	549,150	20,310	(253,788)	315,672

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2011		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		—	—	—	(19,394)	(19,394)
Shares issued for services		169	335	—	—	335
Exercise of stock options	11	984	4,164	(2,231)	—	1,933
Exercise of purchase warrants		8,621	31,047	—	—	31,047
Share-based compensation expense	11	—	—	4,767	—	4,767

Balance September 30, 2011		344,139	586,108	25,677	(292,613)	319,172

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$000s)	Note	2011	2010	2011	2010

Operating Activities
Net loss		(4,157)	(9,605)	(19,394)	(7,151)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	5	2,131	1,490	5,853	4,948
Share-based compensation expense	11	1,680	1,379	4,927	3,811
Unrealized foreign currency exchange (gain) loss		636	(1,496)	(1,144)	(2,834)
Unrealized gain on derivative instruments	7	(5,429)	(622)	(12,629)	(20,405)
Current income tax expense		682	—	1,481	115
Deferred income tax expense (recovery)		29	(496)	736	(49)
Exploration and evaluation expense	4	2,143	788	2,143	2,378
Interest expense		431	4	798	12
Finance costs		—	—	269	—
Derecognition of long term provision		(1,900)	—	(1,900)	—
Other		25	(2)	13	—
Current income tax paid		(423)	(8)	(747)	(646)
Decommissioning costs settled		—	3	—	(179)
Changes in non-cash working capital items	14	(1,062)	652	916	380

Net cash used in operating activities		(5,214)	(7,913)	(18,678)	(19,620)

Investing Activities
Intangible expenditures		(12,368)	(16,654)	(36,140)	(50,794)
Property, plant and equipment expenditures		(4,475)	(821)	(11,938)	(3,056)
Long term receivables		(845)	(442)	(1,308)	(1,288)
Interest paid		(1,039)	(790)	(2,042)	(1,634)
Changes in non-cash working capital items	14	(4,254)	854	324	3,709

Net cash used in investing activities		(22,981)	(17,853)	(51,104)	(53,063)

Financing Activities
Shares and warrants issued on private placements, net of share issue costs		—	(69)	—	135,696
Convertible debentures issued, net of issue costs	6	—	—	72,914	—
Repayment of convertible note	6	(41,421)	—	(41,421)	—
Proceeds from exercise of options and warrants	8, 11	—	8	29,873	2,102
Changes in non-cash working capital items	14	104	(41)	57	(2)

Net cash provided by (used in) financing activities		(41,317)	(102)	61,423	137,796

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		(5,628)	2,299	(1,790)	3,623

Increase (decrease) in cash and cash equivalents, for the period		(75,140)	(23,569)	(10,149)	68,736
Cash and cash equivalents, beginning of period		133,308	116,667	68,317	24,362

Cash and cash equivalents, end of period		58,168	93,098	58,168	93,098

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
The September 30, 2011 unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.
At September 30, 2011, Ivanhoe had an accumulated deficit of $292.6 million and working capital of $43.6 million excluding derivative financial liabilities. For the nine months ended September 30, 2011, cash used in operating activities was $18.7 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. There is no assurance that Ivanhoe will be able to obtain such financing or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2012, there is significant doubt that the Company will be able to continue as a going concern.
The September 30, 2011 Financial Statements were approved by the Board of Directors and authorized for issue on October 25, 2011.
The Financial Statements are presented in US dollars and all values are rounded to the nearest thousand dollars, except where otherwise indicated.
2. BASIS OF PRESENTATION
2.1 Statement of Compliance
The Financial Statements have been prepared in accordance with IAS 34, “Interim Financial Reporting”, using accounting policies consistent with IFRS as issued by the International Accounting Standards Board (“IASB”) that the Company expects to adopt in its consolidated financial statements for the year ending December 31, 2011. The Financial Statements are not subject to qualification relating to the application of IFRS as issued by the IASB.
2.2 Basis of Presentation
The Company adopted IFRS on January 1, 2011, with a transition date of January 1, 2010. Comparative financial information has been restated to comply with IFRS as detailed in Note 17. The accounting policies adopted by Ivanhoe as a result of IFRS may be found in Note 3 of the Company’s March 31, 2011 financial statements.
The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value.
The Company has reviewed new and revised accounting pronouncements listed below, that have been issued, but are not yet effective. The Company has not yet evaluated the impact of these changes on its financial statements.

IFRS 9 Financial Instruments (“IFRS 9”)
IFRS 9 was issued in November 2009 and is intended to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”) in phases. IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for reporting periods beginning on or after January 1, 2013. On 4 August 2011, the IASB issued an exposure draft proposing to change the mandatory effective date of IFRS 9 to annual periods beginning on or after January 1, 2015.
IFRS 10 Consolidated Financial Statements (“IFRS 10”)
IFRS 10 was issued in May 2011 and sets a single basis for consolidation, that being control of an entity. IFRS 10 replaces portions of IAS 27, “Consolidated and Separate Financial Statements” that address how entities should prepare consolidated financial statements. This standard is effective for reporting periods on or after January 1, 2013, with earlier adoption permitted.
IFRS 11 Joint Arrangements (“IFRS 11”)
IFRS 11, issued in May 2011, establishes principles for financial reporting by entities involved in a joint arrangement. IFRS 11 supersedes the current IAS 31, “Interests in Joint Ventures” and Standing Interpretations Committee (“SIC”) 13, “Jointly Controlled Entities-Non Monetary Contributions by Venturers” and is effective for reporting periods beginning on or after January 1, 2013. Earlier application is permitted.
IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”)
IFRS 12, issued in May 2011, establishes a single set of disclosure objectives, and requires minimum disclosures designed to meet those objectives, regarding interests in subsidiaries, joint arrangements, associates or unconsolidated structured entities. IFRS 12 is intended to combine the disclosure requirements on interests in other entities currently located throughout different standards. This standard is effective for reporting periods on or after January 1, 2013, with earlier adoption permitted.
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
There are no other standards or interpretations in issue, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

3. CASH AND CASH EQUIVALENTS

	September 30,	December 31,	January 1,
	2011	2010	2010
Cash at banks and on hand	57,145	10,147	6,797
Term deposits	—	57,670	—
Money market accounts	—	—	14,715
Restricted cash	1,023	500	2,850

	58,168	68,317	24,362

Restricted cash includes funds pledged as security for a letter of credit with a short term maturity and cash held in escrow.
4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets					Total
			Latin		HTLTM	Intangible
	Asia	Canada	America	Total	Technology	Assets
Cost
Balance January 1, 2010	14,411	94,431	6,755	115,597	92,153	207,750
Additions during the period	27,261	29,324	17,704	74,289	—	74,289
Exploration and evaluation expense	(3,537)	—	(4,934)	(8,471)	—	(8,471)

Balance December 31, 2010	38,135	123,755	19,525	181,415	92,153	273,568
Additions during the period	21,974	7,481	9,550	39,005	—	39,005
Exploration and evaluation expense	(2,143)	—	—	(2,143)	—	(2,143)

Balance September 30, 2011	57,966	131,236	29,075	218,277	92,153	310,430

Amortization of the Heavy-to-Light (“HTLTM”) technology has not commenced and its carrying value had not been impaired since it was acquired in 2005.
In the nine months ended September 30, 2011, $1.7 million (year ended December 31, 2010 — $2.1 million) in direct and incremental employee benefits attributable to E&E assets were capitalized.

5. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment
			Latin		Other	Total
	Asia	Canada	America	Total	Assets	PP&E
Cost
Balance January 1, 2010	31,816	—	—	31,816	11,373	43,189
Additions during the period	4,123	—	—	4,123	1,648	5,771
Disposals	—	—	—	—	(12)	(12)

Balance December 31, 2010	35,939	—	—	35,939	13,009	48,948
Additions during the period	11,015	—	—	11,015	1,190	12,205
Disposals	—	—	—	—	(5)	(5)

Balance September 30, 2011	46,954	—	—	46,954	14,194	61,148

Accumulated Depreciation
Balance January 1, 2010	—	—	—	—	1,206	1,206
Depletion and depreciation for the period	6,196	—	—	6,196	934	7,130
Disposals	—	—	—	—	(6)	(6)

Balance December 31, 2010	6,196	—	—	6,196	2,134	8,330
Depletion and depreciation for the period	5,032	—	—	5,032	821	5,853
Disposals	—	—	—	—	(1)	(1)

Balance September 30, 2011	11,228	—	—	11,228	2,954	14,182

Net Book Value
As at January 1, 2010	31,816	—	—	31,816	10,167	41,983
As at December 31, 2010	29,743	—	—	29,743	10,875	40,618
As at September 30, 2011	35,726	—	—	35,726	11,240	46,966

Oil and Gas Property and Equipment
In the nine months ended September 30, 2011, nil (year ended December 31, 2010 — $0.1 million) in employee benefits directly attributable to property, plant and equipment (“PP&E”) were capitalized.
Other Assets
Other assets include the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures.
6. DEBT
6.1 Convertible Note

	September 30,	December 31,	January 1,
	2011	2010	2010
Convertible note	—	40,217	38,005
Unamortized discount	—	(385)	(1,071)

Carrying amount	—	39,832	36,934

In connection with the acquisition of the Tamarack leases in July 2008 from Talisman Energy Canada (“Talisman”), the Company issued a Cdn$40.0 million convertible promissory note (the “Convertible Note”). The Convertible Note matured on July 11, 2011 and was repaid in full.
In the nine months ended September 30, 2011, $1.5 million (year ended December 31, 2010 — $2.5 million) of interest from the Convertible Note was capitalized to E&E assets. No interest from the Convertible Note was recorded as interest expense in the three months and nine months ended September 30, 2011 (three months and nine months ended September 30, 2010 — nil).

6.2 Convertible Debentures

	September 30,	December 31,	January 1,
	2011	2010	2010
Convertible debentures	70,565	—	—
Unamortized financing costs and derivative instrument	(10,419)	—	—

Carrying amount	60,146	—	—

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
The carrying amount of the Convertible Debentures at September 30, 2011 was $60.1 million. The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was separated and recognized at fair value as a long term derivative liability as further described in Note 8. The remaining unamortized financing costs in the table above include $8.7 million related to the option as well as $1.7 million in transaction costs. Transaction costs of $0.3 million were allocated to the derivative and charged to earnings in the period.
In the three and nine months ended September 30, 2011, $0.3 million and $0.7 million, respectively, was recorded as interest expense (three and nine months ended September 30, 2010 — nil). In the nine months ended September 30, 2011, $1.0 million (year ended December 31, 2010 — nil) of interest from the Convertible Debentures was capitalized to E&E assets and $0.1 million (year ended December 31, 2010 — nil) was capitalized to PP&E assets.
7. FINANCIAL INSTRUMENTS
The following table presents the Company’s derivative financial instruments measured at fair value through profit and loss (“FVTPL”):

	Level 1	Level 2			Level 3
			2008	2011
	2006	2009 & 2010	Convertible	Convertible		Total
	Purchase	Purchase	Component	Component	Subsidiary	Fair
	Warrants	Warrants	of Debt	of Debentures	Option	Value
Balance January 1, 2010	7,582	667	4,774	—	—	13,023
Issuance of purchase warrants	—	13,999	—	—	—	13,999
Exercise of purchase warrants	(3)	—	—	—	—	(3)
Derivative gains through profit and loss	(1,964)	(13,050)	(3,558)	—	—	(18,572)

Balance December 31, 2010	5,615	1,616	1,216	—	—	8,447
Issuance of convertible debentures	—	—	—	9,852	—	9,852
Exercise of options	(2)	(3,107)	—	—	—	(3,109)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	—	—	—	(3,823)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(7,577)	286	(8,806)
Foreign exchange gains	—	—	—	(465)	—	(465)

Balance September 30, 2011	—	—	—	1,810	286	2,096

The gain on derivative instruments of $12.6 million for the nine months ended September 30, 2011, (nine months ended September 30, 2010 — $20.4 million, year ended December 31, 2010 — $18.6 million) originated from the expiration and revaluation of derivative financial instruments measured at FVTPL.

8. DERIVATIVE INSTRUMENTS
The Company’s derivative instruments are comprised of the convertible component of the Convertible Debentures and the Subsidiary Option.
8.1 Purchase Warrants
The following table reflects the changes in the Company’s purchase warrants outstanding:

	Purchase	Shares
(000s)	Warrants	Issuable
Balance January 1, 2010	12,135	12,135
Private placements	12,500	12,500
Exercised	(2)	(2)

Balance December 31, 2010	24,633	24,633
Exercised	(8,620)	(8,620)
Expired	(16,013)	(16,013)

Balance September 30, 2011	—	—

All of the Company’s purchase warrants have expired in 2011 and no purchase warrants remain outstanding at September 30, 2011.
At December 31, 2010, the following purchase warrants were exercisable:

	Price Per				Exercise		Cash Value on
	Special	Outstanding(1)	Fair Value		Price Per		Exercise	Valuation
Year of Issue	Warrant	(000s)	($US000s)	Expiry Date	Share		($US000s)	Method
2006	US$2.23	11,398	5,615	May 2011	Cdn$2.93	(2)	33,577	Quoted Market Price
2009	N/A	735	11	Feb 2011	Cdn$4.05		2,993	Black-Scholes
2010	Cdn$3.00	10,417	1,326	Feb 2011	Cdn$3.16		33,095	Black-Scholes
2010	Cdn$3.00	2,083	279	Feb 2011	Cdn$3.16		6,619	Black-Scholes

		24,633	7,231				76,284

(1)	One common share is issuable for each purchase warrant upon exercise.

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
8.2 Convertible Note
The Company issued a Cdn$40.0 million Convertible Note, as described in Note 6.1. The outstanding principal amount was convertible, at Talisman’s option, into common shares of the Company. The fair value of the convertible component was nil at September 30, 2011 (December 31, 2010 — $1.2 million) as the Convertible Note was paid in full on July 11, 2011.
8.3 Convertible Debentures
The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011, as described in Note 6.2. The outstanding principal amount is convertible into common shares of the Company. The fair value of the convertible component was $1.8 million at September 30, 2011 (December 31, 2010 — nil), calculated with the Black-Scholes valuation method using a weighted average risk-free interest rate of 1.39%, a dividend yield of 0.0%, a weighted average volatility factor of 40% and an expected life of approximately 5 years.
If the volatility used to fair value the convertible debt decreased by 10%, the fair value would decrease by $1.2 million. Increasing the volatility by 10% would increase the fair value by $1.7 million.

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
The fair value of the Subsidiary Option at September 30, 2011 was $0.3 million, calculated with the Black Scholes valuation method using an estimated share value of $17.13, an exercise price of $30.00 per share, a risk-free interest rate of 0.90%, a dividend yield of 0.0%, an expected life of approximately five months and an estimated volatility of 65.6%, which is similar to Ivanhoe.
If the estimated volatility used to fair value the Subsidiary Option decreased by 10%, the fair value would decrease by $0.1 million. Increasing the volatility by 10% would have had the opposite, but approximately equal, impact.
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
No amounts have been recorded in the Financial Statements related to the above mentioned uncertain tax positions as management has determined the likelihood of an unfavorable outcome to the Company to be remote.
9.2 Operating Lease Arrangements
In the three months and nine months ended September 30, 2011, the Company expended $0.4 million and $1.3 million, respectively, (three months and nine months ended September 30, 2010 — $0.3 million and $0.9 million, respectively) on operating leases relating to the rental of office space, which expire between 2011 and 2013.
At September 30, 2011, future net minimum payments for operating leases were:

Remainder of 2011	428
2012-2013	1,133

1,561

9.3 Other
Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack leases, the Company will be required to make a cash payment to Talisman of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction.
From time to time, Ivanhoe enters into consulting agreements whereby a success fee may be payable if and when either a definitive agreement is signed or certain other contractual milestones are met. Under the agreements, the consultant may receive cash, common shares, stock options or some combination thereof. Similarly, agreements entered into by the Company may contain cancellation fees or liquidated damages provisions for early termination. These fees are not considered to be material.

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
10. SHARE CAPITAL

Authorized	Unlimited common shares with no par value Unlimited preferred shares with no par value

Issued and Outstanding	344,139,428 common shares (December 31, 2010 — 334,365,482) Nil preferred shares (December 31, 2010 — nil)
See the unaudited Condensed Consolidated Statements of Changes in Equity for the change in common shares issued for the nine months ended September 30, 2011 and 2010.
11. SHARE-BASED PAYMENTS
Share-based transactions were charged to earnings, as general and administrative or operating expenses, or capitalized to E&E assets as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Share-based expense related to
Equity settled transactions	1,533	1,379	4,768	3,811
Cash settled transactions	147	—	159	—

Total share-based expense	1,680	1,379	4,927	3,811

Share-based payments capitalized as E&E assets	—	—	335	799

11.1 Stock Option Plan
Details of transactions under the Company’s stock option plan are as follows:

	September 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
	(000s)	(Cdn$)	(000s)	(Cdn$)
Outstanding, beginning of period	16,927	2.24	15,013	2.27
Granted	1,914	2.66	6,041	2.56
Exercised	(1,687)	2.50	(2,743)	2.28
Expired	(710)	2.97	(635)	2.60
Forfeited	(1,082)	2.42	(749)	2.64

Outstanding, end of period	15,362	2.25	16,927	2.24

Exercisable, end of period	7,370	2.12	7,324	2.19

The weighted average share price at the date of exercise for stock options exercised in the nine months end September 30, 2011 was Cdn$3.15 (nine months ended September 30, 2010 — Cdn$3.50).

The weighted average fair value of stock options granted from the stock option plan during the nine months ended September 30, 2011 was Cdn$1.58 (nine months ended September 30, 2010 — Cdn$1.99) per option at the grant date using the Black Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2011	2010
Expected life (in years)	6.3	6.1
Volatility (1)	74.4%	98.5%
Dividend yield	—	—
Risk-free rate	2.7%	3.0%
Estimated forfeiture rate	6.0%	5.2%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.
The following table summarizes information in respect of stock options outstanding and exercisable at September 30, 2011:

		Weighted Average
		Remaining	Weighted Average
	Outstanding	Contractual Life	Exercise Price
Range of Exercise Prices (Cdn$)	(000s)	(years)	(Cdn$)
1.51 to 2.06	5,223	2.2	1.71
2.15 to 2.71	8,526	4.8	2.39
2.77 to 3.44	1,613	5.1	3.21

	15,362	3.9	2.25

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
Details of transactions under the Company’s RSU plan are as follows:

	September 30, 2011
		Weighted Average
	Number of RSUs	Fair Value
	(000s)(1)	(Cdn$)
Outstanding, beginning of period	—	—
Granted	1,115	1.62
Forfeited	(132)	1.89

Outstanding, end of period	983	1.59

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the nine months ended September 30, 2011 was Cdn$1.62 per RSU at the grant date using the Black Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended
September 30, 2011
Expected life (in years)	3.0
Volatility (1)	62.9%
Dividend yield	—
Risk-free rate	1.7%
Estimated forfeiture rate	6.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.
The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

September 30,
2011
Current liabilities related to RSUs	90
Long term liabilities related to RSUs	69
Intrinsic value of vested RSUs	—
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

			Latin	Technology
	Asia	Canada	America	Development	Corporate	Total
Segment revenue (1)
For the three months ended September 30, 2011	10,770	—	—	—	218	10,988
For the three months ended September 30, 2010	4,177	—	—	—	88	4,265

For the nine months ended September 30, 2011	28,281	—	—	—	425	28,706
For the nine months ended September 30, 2010	15,559	—	—	—	125	15,684

Segment income (loss)
For the three months ended September 30, 2011	(3,485)	(625)	(2,070)	(2,839)	4,862	(4,157)
For the three months ended September 30, 2010	(2,218)	(875)	(2,917)	(953)	(2,642)	(9,605)

For the nine months ended September 30, 2011	(5,196)	(2,911)	(5,937)	(7,846)	2,496	(19,394)
For the nine months ended September 30, 2010	(3,838)	(2,826)	(6,583)	(3,667)	9,763	(7,151)

Segment assets (2)
As at September 30, 2011	107,362	131,692	36,893	102,458	50,042	428,447
As at December 31, 2010	85,273	123,890	24,392	101,899	58,964	394,418
As at January 1, 2010	57,528	94,594	7,778	101,893	19,158	280,951

Segment liabilities (3)
As at September 30, 2011	142,265	141,988	58,507	85,151	(318,636)	109,275
As at December 31, 2010	114,980	131,277	42,162	76,747	(271,232)	93,934
As at January 1, 2010	81,047	98,262	13,145	56,909	(162,821)	86,542

Capital investments — Intangible
For the three months ended September 30, 2011	7,649	1,451	3,268	—	—	12,368
For the three months ended September 30, 2010	8,907	2,752	4,995	—	—	16,654

For the nine months ended September 30, 2011	21,755	5,298	9,087	—	—	36,140
For the nine months ended September 30, 2010	13,395	24,094	13,305	—	—	50,794

Capital investments — Property, plant and equipment
For the three months ended September 30, 2011	4,713	—	(2)	(236)	—	4,475
For the three months ended September 30, 2010	592	—	176	70	(17)	821

For the nine months ended September 30, 2011	11,014	—	55	869	—	11,938
For the nine months ended September 30, 2010	2,043	3	263	376	371	3,056

(1)	All oil revenues in Asia are generated from the sale of oil production in China to one customer.

(2)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate.

(3)
Liabilities for Corporate include intercompany receivables of $411.6 million at September 30, 2011 (December 31, 2010 — $352.5 million; January 1, 2010 — $216.7 million) resulting in a negative balance.

13. OPERATING EXPENSES
Operating expenses for the Company are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Asia
Field operating	1,695	1,244	5,010	3,908
Windfall levy	2,584	637	6,343	2,317
Engineering support	126	135	339	375

	4,405	2,016	11,692	6,600
Technology Development FTF operating costs	1,084	980	3,659	3,102

Total operating costs	5,489	2,996	15,351	9,702

The windfall levy is imposed by China’s Ministry of Finance at the progressive rates from 20% to 40% on the portion of the monthly weighted average sales price of the crude oil lifted in China exceeding US$40.00 per barrel.
14. SUPPLEMENTAL CASH FLOW INFORMATION
Changes in Non-Cash Activities

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating activities
Accounts receivable	29	1,338	(2,617)	1,029
Note receivable	10	(4)	43	(35)
Prepaid and other current assets	54	1,092	(94)	414
Accounts payable and accrued liabilities	(1,155)	(1,774)	3,584	(1,028)

	(1,062)	652	916	380

Investing activities
Accounts receivable	177	(298)	733	(327)
Prepaid and other current assets	22	(1,055)	2,263	(972)
Accounts payable and accrued liabilities	(4,453)	2,207	(2,672)	5,008

	(4,254)	854	324	3,709

Financing activities
Accounts payable and accrued liabilities	104	(41)	57	(2)

	(5,212)	1,465	1,297	4,087

15. RELATED PARTY TRANSACTIONS
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
The breakdown of the related party expenses is as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Related Party	Nature of Transaction	2011	2010	2011	2010
Global Mining Management Corp.	Administration	117	313	446	954
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	900	900
I2MS.Net PTE Ltd.	Information systems	51	80	159	264
Ivanhoe Capital Services Ltd.	Administration	125	108	246	191
SouthGobi Resources Ltd.	Administration	38	38	115	38
Ibex Resources Inc.	Business development	—	6	—	39
1092155 Ontario Inc.	HTLTM technology	12	15	32	42
Ensyn Technologies Inc.	HTLTM technology	—	—	—	7
Ivanhoe Capital PTE Ltd.	Administration	17	10	132	19
Ivanhoe Mines Ltd.	Administration	—	—	—	13

		660	870	2,030	2,467

The liabilities of the Company include the following amounts due to related parties:

		September 30,	December 31,	January 1,
Related Party	Nature of Transaction	2011	2010	2010
Global Mining Management Corp.	Administration	67	86	40
I2MS.Net PTE Ltd.	Information systems	16	13	17
SouthGobi Resources Ltd.	Administration	13	38	—
Ivanhoe Capital Services Ltd.	Administration	43	70	15
Ivanhoe Capital PTE Ltd.	Administration	—	—	—

		139	207	72

16. REMUNERATION OF KEY MANAGEMENT PERSONNEL
The remuneration of directors and other key members of management was:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Base salaries or fees and other cash payments	743	737	3,123	2,925
Employer’s contributions to retirement plan	11	17	37	50
Share-based compensation expense	753	581	2,289	1,615

	1,507	1,335	5,449	4,590

17. FIRST-TIME ADOPTION OF INTERNATIONAL FINANCIAL REPORTING STANDARDS
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
17.1 Exemptions from Full Retrospective Application
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
ii. Decommissioning Provisions Included in the Cost of Property, Plant and Equipment
The exemption provided in IFRS 1 from the full retrospective application of International Financial Reporting Committee 1, “Changes in Existing Decommissioning, Restoration and Similar Liabilities”, was applied to decommissioning liabilities associated with the Company’s oil and gas properties recorded in PP&E and intangible assets. The Company elected to re-measure its FTF decommissioning provision under IFRS.
iii. Share-Based Payment
The Company elected to apply the share-based payment exemption and has applied IFRS 2, “Share-based Payments”, only to those stock options that were issued after November 7, 2002, but that had not vested by the January 1, 2010 transition date.

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
17.2 Reconciliations to IFRS
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
Changes made to the statements of financial position and statements of (loss) income have resulted in reclassifications of various amounts on the statements of cash flows. Due to the reclassification of capitalized overhead under Canadian GAAP to operating costs or general and administrative expenses under IFRS, cash used in investing activities under Canadian GAAP was reclassified to cash used in operating activities under IFRS. Since there was no change to the total increase in cash and cash equivalents, no reconciliation for the statements of cash flows was presented.
Certain amounts previously reported under Canadian GAAP have been reclassified to conform with IFRS presentation standards. Restricted cash was combined with cash and cash equivalents and asset retirement obligations were combined with other long term provisions. Other name changes have been made to certain financial statement line items to conform with the IFRS format standards.

Reconciliation of Consolidated Statements of Financial Position

	At January 1, 2010				At December 31, 2010				At September 30, 2010
	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS
(US$000s)	GAAP	Transition		Balances	GAAP	Transition		Balances	GAAP	Transition		Balances

Assets
Current Assets
Cash and cash equivalents	24,362	—		24,362	68,317	—		68,317	93,098	—		93,098
Accounts receivable	5,021	—		5,021	6,359	—		6,359	4,332	—		4,332
Note receivable	225	—		225	264	—		264	260	—		260
Prepaid and other current assets	771	—		771	2,859	—		2,859	1,329	—		1,329

	30,379	—		30,379	77,799	—		77,799	99,019	—		99,019

Intangible assets	92,153	115,597	a	207,750	92,153	197,193	a	273,568	92,153	174,655	a	259,172
		—				(7,482	)b			(5,356	)b
		—				175	c			98	c
		—				(8,471	)g			(2,378	)g
Property, plant and equipment, net	158,392	(115,597	)a	41,983	237,200	(197,193	)a	40,618	213,685	(174,655	)a	39,624
		(904	)b			(2,014	)b			(1,407	)b
		92	c			189	c			205	c
		—				2,436	f			1,796	f
Long term receivables	839	—		839	2,433	—		2,433	2,126	—		2,126

	281,763	(812)		280,951	409,585	(15,167)		394,418	406,983	(7,042)		399,941

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	10,779	—		10,779	21,482	—		21,482	14,394	—		14,394
Debt	—	—		—	39,832	—		39,832	38,279	—		38,279
Derivative financial instruments	—	13,023	d	13,023	—	8,447	d	8,447	—	6,613	d	6,613
Income tax payable	530	—		530	—	—		—	—	—		—
Decommissioning costs	753	—		753	—	—		—	—	—		—

	12,062	13,023		25,085	61,314	8,447		69,761	52,673	6,613		59,286

Long term debt	36,934	—		36,934	—	—		—	—	—		—
Long term provisions	2,095	92	c	2,187	2,644	364	c	3,008	2,396	301	c	2,697
Deferred income tax liability	22,643	(307	)b	22,336	21,518	(367	)b	21,165	22,624	(349	)b	22,286
		—				14	f			11	f

	73,734	12,808		86,542	85,476	8,458		93,934	77,693	6,576		84,269

Shareholders’ Equity
Share capital	422,322	—		422,322	550,562	—		550,562	549,220	(70	)e	549,150
Purchase warrants	19,427	(19,427	)d	—	33,423	(33,423	)d	—	33,423	(33,423	)d	—
Contributed surplus	20,029	(2,947	)d	18,724	22,983	(2,947	)d	23,141	20,343	(2,946	)d	20,310
		1,642	e			3,105	e			2,913	e
Convertible note	2,086	(2,086	)d	—	2,086	(2,086	)d	—	2,086	(2,086	)d	—
Accumulated deficit	(255,835)	9,198		(246,637)	(284,945)	11,726		(273,219)	(275,782)	21,994		(253,788)

	208,029	(13,620)		194,409	324,109	(23,625)		300,484	329,290	(13,618)		315,672

	281,763	(812)		280,951	409,585	(15,167)		394,418	406,983	(7,042)		399,941

Reconciliation of Consolidated Statements of Loss and Comprehensive Loss

	Three months ended September 30, 2010				Nine months ended September 30, 2010				Year ended December 31, 2010
	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS	Canadian	Effect of		IFRS
(US$000s)	GAAP	Transition		Balances	GAAP	Transition		Balances	GAAP	Transition		Balances

Revenue
Oil	4,177	—		4,177	15,554	—		15,554	21,720	—		21,720
Interest	88	—		88	130	—		130	208	—		208

	4,265	—		4,265	15,684	—		15,684	21,928	—		21,928

Expenses
Operating	2,955	41	b	2,996	9,607	95	b	9,702	13,514	111	b	13,625
Exploration and evaluation	—	788	g	788	—	2,378	g	2,378	—	8,471	g	8,471
General and administrative	8,120	2,451	b	10,898	21,459	5,763	b	28,423	32,864	8,481	b	42,807
		327	e			1,201	e			1,462	e
Depletion and depreciation	2,079	(589	)f	1,490	6,744	(1,796	)f	4,948	8,960	(2,436	)f	6,524
Foreign currency exchange	(1,188)	—		(1,188)	(2,289)	—		(2,289)	(3,325)	—		(3,325)
Derivative instruments gain	—	(622	)d	(622)	—	(20,405	)d	(20,405)	—	(18,571	)d	(18,571)
Interest	6	(2)		4	14	(2	)c	12	24	—		24

	11,972	2,394		14,366	35,535	(12,766)		22,769	52,037	(2,482)		49,555

Loss before income taxes	(7,707)	(2,394)		(10,101)	(19,851)	12,766		(7,085)	(30,109)	2,482		(27,627)

(Provision for) recovery of income taxes
Current	—	—		—	(115)	—		(115)	(126)	—		(126)
Deferred	479	21	b	496	19	41	b	49	1,125	60	b	1,171
		(4	)f			(11	)f			(14	)f

	479	17		496	(96)	30		(66)	999	46		1,045

Net loss and comprehensive loss	(7,228)	(2,377)		(9,605)	(19,947)	12,796		(7,151)	(29,110)	2,528		(26,582)

Notes to reconciliation

a.	Reclassification of Intangible Assets

Under Canadian GAAP, oil and gas properties in the exploration and evaluation stage were classified as oil and gas properties and development costs. In accordance with IFRS 6 “Exploration for and evaluation of mineral resources”, these properties were reclassified as intangible assets.

b.	Adjustment for Capitalized Overhead

Under Canadian GAAP, the Company capitalized employee benefits and overhead that were directly attributable to E&E assets and PP&E. A portion of the amounts capitalized under Canadian GAAP do not meet the threshold for capitalization under IAS 16, “Property, Plant and Equipment,” and therefore have been reclassified as operating costs or general and administrative expenses, as appropriate.

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

This resulted in the reclassification of the convertible portion of the Convertible Note and purchase warrants from shareholders’ equity to liabilities under IFRS. Additionally, IFRS requires these items to be recorded at fair value with changes in their fair value recognized in the income statement.

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
Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to statements relating to or associated with individual wells, regions or projects. Any statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future earnings; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long-term assets; ultimate recoverability of reserves or resources; expected operating costs; the expectation of negotiating of an extension to certain of the Company’s production sharing agreements; the expectation of the Company’s ability to comply with the newly enacted safety and environmental rules; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing are forward-looking statements.
Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.
The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, China, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador, China and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.
The forward-looking statements contained in this Form 10-Q are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by applicable securities laws. The forward-looking statements contained herein are expressly qualified in their entirety by this cautionary statement.
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

Advisories
This Form 10-Q should be read in conjunction with the Company’s September 30, 2011 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2010 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”). A reconciliation of the previously disclosed comparative periods’ financial statements, prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), to IFRS is set out in Note 17 to the Financial Statements.
As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS, as issued by the International Accounting Standards Board, without a reconciliation to US GAAP. The Company will no longer prepare a reconciliation of its results to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.
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
As generally used in the oil and gas business and throughout this Form 10-Q, the following terms have the following meanings:

bbl	=	barrel	mbbls/d	=	thousand barrels per day
bbls/d	=	barrels per day	mboe	=	thousands of barrels of oil equivalent
boe	=	barrel of oil equivalent	mboe/d	=	thousands of barrels of oil equivalent per day
boe/d	=	barrels of oil equivalent per day	mmbbls	=	million barrels
mbbls	=	thousand barrels	mmbls/d	=	million barrels per day
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

INTERNATIONAL FINANCIAL REPORTING STANDARDS
The Company adopted IFRS on January 1, 2011, with a transition date of January 1, 2010. IFRS employs a conceptual framework that is similar to Canadian GAAP, however, significant differences exist in certain matters of recognition, measurement and disclosure. The accounting policies and financial statement accounts of the Company that were materially affected by the adoption of IFRS, as well as the IFRS 1, “First-Time Adoption of International Financial Reporting Standards,” exemptions utilized by the Company, were described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
The adoption of IFRS resulted in changes to the reported financial position and earnings of the Company and the 2010 comparative periods have been restated under IFRS. Reconciliations of the statements of financial position and statements of loss presented under Canadian GAAP to IFRS is included in Note 17 to the Financial Statements. Changes made to the statements of financial position and statements of loss resulted in reclassifications of various amounts on the statements of cash flows. Due to the reclassification of capitalized overhead under Canadian GAAP to operating costs or general and administrative (“G&A”) expenses under IFRS, cash used in investing activities under Canadian GAAP was reclassified to cash used in operating activities under IFRS. Since there was no change to the total increase in cash and cash equivalents, no reconciliation for the statements of cash flows was presented.
HIGHLIGHTS

	Three months		Nine months
	ended September 30,		ended September 30,
($000, except as stated)	2011	2010	2011	2010
Average daily production (bbls/d)	1,029	610	992	760
Realized oil prices ($/bbl)	113.74	74.41	104.40	74.92
Oil revenue	10,769	4,177	28,277	15,554
Capital expenditures	16,843	17,475	48,078	53,850

Cash flow used in operating activities	(5,214)	(7,913)	(18,678)	(19,620)
Net loss	(4,157)	(9,605)	(19,394)	(7,151)
Net loss per share, basic and diluted	(0.01)	(0.03)	(0.06)	(0.02)
Oil production increased in the nine months ended September 30, 2011 as Ivanhoe received additional volumes to offset capital expenditures incurred at Dagang in 2011. Additional production in combination with stronger realized prices, resulted in higher oil revenue for the Company. The net loss in the nine months ended September 30, 2011 was $19.4 million compared to a $7.2 million net loss in the prior period. Although oil revenue increased in 2011, net income was impacted by higher operating and general and administrative expenses as well as lower non-cash foreign currency exchange and derivative instrument gains in comparison to 2010.
Capital expenditures totaled $16.8 million in the three months ended September 30, 2011. In China, the Yixin-2 and Zitong-1 gas wells were gas flow tested and down hole electronic recorders were run until late July. Analysis of the data collected is ongoing and results will provide critical information for completion and stimulation techniques for future exploitation programs on the Zitong Block. At Dagang, two wells were drilled in the third quarter and one well was completed, in addition to the continuation of the Company’s fracture stimulation program.
In the Nyalga basin of Mongolia, drilling was concluded at the Company’s first exploration well at N16-1E-1A. The well was plugged and abandoned as it did not encounter oil shows in the reservoir. However, the well provided information that will be used in combination with seismic data to guide future drilling. The drilling rig was subsequently mobilized to a second site, N16-2E-B, located approximately 12 kilometres from the first well. Drilling commenced in the middle of September.
In Canada, regulators completed their initial review of the Company’s Environmental Impact Assessment for the Tamarack project and Ivanhoe received expected Supplemental Information Requests in the third quarter of 2011. Ivanhoe anticipates submitting the additional information to the regulators in the fourth quarter of 2011.

In Ecuador, the Company continued internal processing and interpretation of the seismic data acquired during the second quarter of 2011 from the Company’s 190-kilometre 2-D survey of Block 20. Early interpretation indicates deeper faulting, with the potential to trap lighter oil resources which could prove beneficial for blending purposes and overall project economics. Additionally, initial internal interpretations may also suggest an extension of the field beyond what was originally estimated.
RESULTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Asia (net bbls)
Dagang	92,576	52,420	261,105	195,424
Daqing	2,098	3,711	9,749	12,173

Total production	94,674	56,131	270,854	207,597

Average daily production (bbls/d)	1,029	610	992	760

Pricing
Average realized oil price ($/bbl)	113.74	74.41	104.40	74.92
West Texas Intermediate (WTI) ($/bbl)	89.40	76.06	95.31	77.54
Oil Revenue
Ivanhoe’s oil revenue in the three and nine months ended September 30, 2011, increased from the prior periods due to a combination of higher production volumes and stronger realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the Company’s production sharing contract at Dagang with China National Petroleum Corporation (“CNPC”) stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs are reimbursed through the receipt of additional oil sales. Due to capital activity at Dagang in the three and nine months ended September 30, 2011, additional oil production was allocated to Ivanhoe.
Net Revenue from Operations

	Three months		Nine months
	ended September 30,		ended September 30,
($/bbl)	2011	2010	2011	2010
Oil revenue(1)	113.74	74.41	104.40	74.92
Less operating costs
Field operating	(17.91)	(22.15)	(18.50)	(18.82)
Windfall Levy	(27.30)	(11.34)	(23.42)	(11.16)
Engineering and support costs	(1.34)	(2.42)	(1.25)	(1.81)

Net operating revenue(1)	67.19	38.50	61.23	43.13
Depletion	(19.53)	(23.41)	(18.56)	(23.55)

Net revenue from operations(1)	47.66	15.09	42.67	19.58

(1)
Oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel do not have standardized meanings prescribed by IFRS and therefore may not be comparable to similar measures used by other companies. Please refer to the Non-IFRS Financial Measures under the Advisories section in this MD&A for more details.

Operating Costs

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Asia
Field operating	1,695	1,244	5,010	3,908
Windfall Levy	2,584	637	6,343	2,317
Engineering support	126	135	339	375

	4,405	2,016	11,692	6,600
Technology Development
FTF operating costs	1,084	980	3,659	3,102

Total operating costs	5,489	2,996	15,351	9,702

Operating costs in China rose $2.4 million and $5.1 million, respectively, in the three and nine months ended September 30, 2011, over the comparable periods of 2010. The increase is primarily attributable to the additional Windfall Levy administered by the People’s Republic of China, which rises with higher oil prices.
Field operating costs in total increased over the prior periods due to additional production volumes. On a per barrel basis, field operating costs were $4.24/bbl lower in the three months ended September 30, 2011 compared to the prior year as field staff focused their efforts on drilling and completion activities in the Company’s Dagang field. On a per barrel basis, year to date field operating costs in the nine months ended September 30, 2011 were consistent with the prior year.
Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas. FTF operating costs in the three months ended September 30, 2011 were consistent with costs sustained during the third quarter of 2010. FTF operating costs to date in 2011 are higher than in 2010 due to activities associated with assay and analyses related to the successful upgrading of the heavy oil recovered from the Pungarayacu IP-5B well in Ecuador and planned maintenance costs associated with enhancements implemented at the FTF unit in the second quarter of 2011.
Exploration and Evaluation
Costs of exploring for, and evaluating, oil and gas properties are initially capitalized as intangible exploration and evaluation assets and charged to exploration and evaluation (“E&E”) expense only if sufficient reserves cannot be established. In the three and nine months ended September 30, 2011, $2.1 million of drilling costs were expensed in connection with the exploration well in Mongolia that was plugged and abandoned.
Following the drilling of the Zitong-1 and Yixin-2 wells, areas excluding those identified for development and future production were to be relinquished at the end of 2010. As a result, $0.8 million and $2.4 million of geological costs incurred in prior periods were expensed as E&E costs in the three and nine months ended September 30, 2010.
General and Administrative
G&A expenses were higher in the three and nine months ended September 30, 2011, than in the comparable periods. In the third quarter of 2011, professional fees rose due to higher legal costs incurred in connection with the proceedings described in Part II of this Form 10-Q and increasing contract engineering costs related to Ivanhoe’s HTLTM technology. The Company also incurred additional staff, office and travel costs in the third quarter of 2011.
In the nine months ended September 30, 2011, G&A increased over the prior period due to additional staff, office and travel costs. Professional fees rose in comparison to the prior year as a result of higher legal costs, contract engineering costs related to Ivanhoe’s HTLTM technology and other services. G&A in 2011 also included financing and filing fees associated with the Cdn$73.3 million convertible unsecured subordinated debentures (“Convertible Debentures”) issued in the second quarter of 2011.

Depletion and Depreciation
Depletion and depreciation expense in the three months ended September 30, 2011 was higher than in the third quarter of 2010 due to additional production in Asia during the current quarter.
Depletion and depreciation expense in the nine month ended September 30, 2011 increased in comparison to 2010 due to a combination of factors. Depletion in Asia rose $0.2 million in 2011 due to higher year to date production, despite a lower depletion rate from additional Dagang reserves. The depreciation expense associated with the de-activated and dismantled Commercial Demonstration Facility (“CDF”) and FTF was $0.6 million higher in the current year due to revisions to the CDF salvage values reducing depreciation in 2010.
On a per barrel basis, depletion in Asia decreased in the three and nine months ended September 30, 2011 in comparison to the prior periods due to additional proved and probable reserves booked at Dagang at January 1, 2011.
Foreign Exchange
The Company incurred a lower foreign exchange gain in the third quarter of 2011 compared to the third quarter of 2010. The Canadian dollar weakened in comparison to the US dollar during the current quarter. As a result, foreign exchange gains on the Company’s Convertible Debentures were offset by foreign exchange losses incurred on the translation of Canadian dollar cash. The Canadian dollar strengthened against the US dollar during the third quarter of 2010 resulting in a higher net foreign exchange gain than in the current quarter.
In the nine months ended September 30, 2011, the foreign exchange gain was less than in the prior comparable period. In the prior year, the Company incurred a large foreign exchange gain in the first quarter of 2010 due to the Canadian dollar strengthening against the US dollar in the first quarter of 2010, which was partially offset by a loss incurred in the second quarter of 2010 when the Canadian dollar weakened.
Derivative Instruments
In the third quarter of 2011, the Company incurred an unrealized gain of $5.4 million on the revaluation of the convertible component of its Convertible Debentures. The unrealized gain of $0.6 million in the third quarter of 2010 resulted from the revaluation of the Company’s share purchase warrants issued in 2006, 2009 and 2010 (“Purchase Warrants”).
In the nine months ended September 30, 2011, the unrealized gain on derivative instruments was less than in the prior comparable period. The unrealized gain on the Convertible Debentures totaled $7.6 million to date in 2011. A combination of the expiry and revaluation of the Company’s Purchase Warrants resulted in a gain of $4.1 million and a gain of $1.2 million was recognized on the revaluation of the convertible portion of the Cdn$40.0 million convertible promissory note (“Convertible Note”). The revaluation of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries created a loss of $0.3 million.
The $20.4 million unrealized gain recognized in the nine months ended September 30, 2010 stemmed from a $16.0 million and $4.3 million gain, respectively, on the revaluation of the Purchase Warrants and Convertible Note.
Provision for Income Taxes
Current taxes in China increased in both the three and nine months ended September 30, 2011, due to higher oil revenue than in the comparable periods. Ivanhoe incurred a future tax expense of $0.7 million to date in 2011 due to increases in the deferred tax liability in China net of operating loss carryforwards, which was partially offset by continuing operating loss carryforwards in the US.

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

	Total	2011	2012	2013	2014	After 2014
Long term debt	69,939	—	—	—	—	69,939
Interest	20,349	2,259	4,021	4,021	4,021	6,027
Decommissioning provisions(1)	2,111	—	—	317	—	1,794
Lease commitments	1,561	428	867	266	—	—

	93,960	2,687	4,888	4,604	4,021	77,760

(1)	Represents undiscounted asset retirement obligations after inflation. The discounted value of these estimated obligations is provided for in the Financial Statements.
Long Term Debt and Interest
As described in the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures, maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year, commencing on December 31, 2011.
Decommissioning Provisions
The Company is required to remedy the effect of our activities on the environment at its operating sites by dismantling and removing production facilities and remediating any damage caused. At September 30, 2011, Ivanhoe estimated the total undiscounted, inflated cost to settle its asset retirement obligations in Canada, for the FTF and in Ecuador was $2.1 million. These costs are expected to be incurred in 2013, 2029 and 2038, respectively. Ivanhoe does not make such a provision for decommissioning costs in connection with its oil and gas operations in China as dry holes are abandoned as they occur and productive wells will not be abandoned while the Company has an economic interest in the field.
Operating Leases
The Company has long term operating leases for office space, which expire between 2011 and 2013.
Other
Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack project leases, the Company will be required to make a cash payment to Talisman Energy Canada (“Talisman”) of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction.
From time to time, Ivanhoe enters into consulting agreements whereby a success fee may be payable if and when either a definitive agreement is signed or certain other contractual milestones are met. Under the agreements, the consultant may receive cash, common shares, stock options or some combination thereof. Similarly, agreements entered into by the Company may contain cancellation fees or liquidated damages provisions for early termination. These fees are not considered to be material.
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

Sources and Uses of Cash
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Cash used in operating activities	(5,214)	(7,913)	(18,678)	(19,620)
Cash used in investing activities	(22,981)	(17,853)	(51,104)	(53,063)
Cash provided by (used in) financing activities	(41,317)	(102)	61,423	137,796
Ivanhoe’s cash flow from operating activities is not sufficient to meet its operating and capital obligations over the next twelve months. The Company intends to use its working capital to meet its commitments. However, additional sources of funding will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding such as public and private equity and debt markets. However, there is no assurance that these sources of funding will be available to the Company in the future or available on acceptable terms.
Operating Activities
In the three and nine months ended September 30, 2011, cash used in operating activities was lower than in 2010 as growth in revenue exceeded increases in operating costs and G&A expenses.
Investing Activities
E&E Expenditures
E&E capital expenditures in the nine months ended September 30, 2011 totaled $36.1 million. The Yixin-2 and Zitong-1 gas wells at the Company’s Zitong project in China were drilled and fracture stimulated. Subsequent to post-fracture gas flow tests, down-hole electronic recorders were installed to gather additional pressure data during an extended shut-in period and analysis of the data collected is ongoing.
In the Nyalga basin of Mongolia, expenditures incurred on the Company’s first exploration well at N16-1E-1A were expensed when the well did not encounter oil shows in the reservoir. The drilling rig was mobilized to a second site, N16-2E-B, and drilling commenced in the middle of September.
In Canada, regulators completed their initial review of the Company’s Environmental Impact Assessment for the Tamarack project and, as is customary, provided the Company with an initial set of Supplemental Information Requests in the third quarter of 2011. Ivanhoe anticipates submitting the additional information to the regulators in the fourth quarter of 2011.
In Ecuador, the Company concluded its 190-kilometre 2-D seismic survey of Block 20 initiated during the second quarter of 2011. The initial phase of shooting was completed in July and analysis of the data is ongoing.
PP&E Expenditures
In the nine months ended September 30, 2011, PP&E additions totaled $11.9 million. At Dagang, four wells were drilled, of which three were completed and fracture stimulated in 2011. A well drilled in 2010 was completed in early 2011. In addition, the fracture stimulation program at Dagang has been ongoing throughout 2011.
Financing Activities
Cash provided by financing activities was higher in the nine months ended September 30, 2011 than in the prior periods. In June 2011, the Company raised $72.9 million, net of issuance costs, through the issuance of the Convertible Debentures. The net proceeds were used to repay the Convertible Note due to Talisman Energy Canada on July 11, 2011, as well as operating expenses and capital expenditures. In the first quarter of 2011, cash proceeds of $29.9 million were raised through the exercise of purchase warrants and stock options.
In comparison, the Company raised $135.7 million, net of issuance costs, through a private placement of 50 million special warrants at a price of Cdn$3.00 per special warrant in the nine months ended September 30, 2010.

Capital Structure

	September 30,	December 31,
As at	2011	2010
Debt	—	39,832
Long term debt	60,146	—
Shareholders’ equity	319,172	300,484
Ivanhoe intends to use its cash and cash equivalent balance to fulfill its commitments and partially fund operations in 2011. Cash flow may be insufficient to meet operating requirements in the next twelve months and additional sources of funding, either at a parent company level or at a project level, will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding, such as public and private equity and debt markets. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.
Outlook
In China, upon acceptance by CNPC, Ivanhoe will proceed with a 150-square-kilometre 3-D seismic program covering certain areas of the Zitong Block. The seismic program will assist in planning and designing a horizontal well-path for three wells in the Guan and Wen structures. It is anticipated that this program will be executed in the next 24 to 30 months and will provide the groundwork for the eventual development of the Zitong Block.
Following the drilling and abandonment of the Company’s first exploration well in Mongolia, the Company mobilized the rig to a second location in east-central Mongolia. Drilling of the second well began in mid-September and is targeting a total depth of approximately 2,500 metres.
In Canada, Alberta Environment (AENV) and the Energy Resources Conservation Board (ERCB) have completed their initial review of Ivanhoe Energy’s Application for the Tamarack integrated oil sands project, which is comprised of a two-phased 40,000 bbl/d steam-assisted gravity drainage thermal recovery (SAGD) and Heavy-to-Light (HTL) facility. The first round of Supplementary Information Requests (SIRS) was received from the regulators in the third quarter of 2011 and the Company will submit responses to these SIRs in the fourth quarter of 2011. It is anticipated that the regulatory approval process will be complete later in 2012. Project advancement, as currently envisaged, is subject to regulatory approval and financing.
Ivanhoe completed its 190-kilometre 2-D seismic survey over the southern portion of Block 20 in Ecuador and processing is ongoing. Internal interpretation suggests the heavy oil field may extend further southward than previously expected and geologic evidence suggests that a deeper, lighter oil play may also exist on the block. This internal analysis will be followed by expert external interpretation in the fourth quarter of 2011. The Company anticipates securing the necessary drilling licenses and environmental permits by the end of 2011 for wells to be drilled as part of the appraisal phase of the project.
Minor expenditures may be necessary for development costs relating to the enhancement of the Company’s HTLTM upgrading process. The Company is continuing to pursue ongoing discussions related to other HTLTM heavy oil and selected conventional oil opportunities in North and South America, the Middle East and North Africa.
Management’s plans for financing future expenditures include traditional project financing, debt and mezzanine financing or the sale of equity securities as well as the potential for alliances or other arrangements with strategic partners. Discussions with potential strategic partners are focused primarily on national oil companies and other sovereign or government entities that have approached Ivanhoe and expressed interest in participating in the Company’s heavy oil activities in Ecuador, Canada and around the world. However, no assurances can be given that Ivanhoe will be able to enter into one or more strategic business alliances with third parties or that the Company will be able to raise sufficient additional capital. If the Company is unable to enter into such business alliances or obtain adequate additional financing, the Company may be required to curtail its operations, which may include the sale of assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2010 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a defendant in a lawsuit filed on November 20, 2008, in the United States District Court for the District of Colorado by Jack J. Grynberg and three affiliated companies. The suit alleged bribery and other misconduct and challenged the propriety of a contract awarded to the Company’s wholly-owned subsidiary Ivanhoe Energy Ecuador Inc. to develop Ecuador’s Pungarayacu heavy oil field. The plaintiffs’ claims were for unspecified damages or ownership of the Company’s interest in the Pungarayacu field. The Company and related defendants filed motions to dismiss the lawsuit for lack of jurisdiction. The Court granted the motion and dismissed the case without prejudice. The Court granted Mr. Robert Friedland’s request to sanction plaintiffs and plaintiffs’ counsel for their conduct related to bringing the suit by awarding Mr. Friedland fees and costs. The Ivanhoe corporate defendants, including the Company, also have been awarded costs and fees as the prevailing parties in the trial court.
On August 13, 2010, the plaintiffs filed a notice of appeal challenging the district court’s judgment and some of its related orders. The appeal is currently pending in the United States Court of Appeals for the Tenth Circuit. Briefing on the appeal is complete and the Court heard oral arguments on May 9, 2011, in Denver, Colorado. There has been no ruling as of yet on the appeal. The likelihood of loss or gain resulting from the lawsuit, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.
On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to and assignees of GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000, a portion of the Company’s interest in the Pungarayacu field and other miscellaneous relief. On June 2, 2011, the Company filed its Answer to the Complaint and on June 3, 2011 removed the lawsuit to the United States District Court for the Eastern District of California. After the lawsuit was removed to federal court, the plaintiffs filed their First Amended Complaint and a motion asking the district court to remand the action to state court. The Company filed its Answer to the First Amended Complaint including a counterclaim for attorneys’ fees and a motion asking the court to dismiss some of the claims against it on July 11, 2011. Plaintiffs’ motion to remand remains pending, as do Company’s defendants’ motion to dismiss and a motion to compel arbitration of certain claims. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.

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

IVANHOE ENERGY INC.

By:	/s/ Gerald D. Schiefelbein Gerald D. Schiefelbein
Chief Financial Officer

Date:	November 9, 2011