Form 10-Q
period 2012-03-31
IVANHOE ENERGY INC
filed 2012-05-10
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As at April 30, 2012, Ivanhoe Energy Inc. had 344,139,428 Common Shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		March 31,	December 31,
(US$000s)	Note	2012	2011
Assets
Current Assets
Cash and cash equivalents	3	42,260	16,890
Restricted cash	4	20,500	20,500
Accounts receivable		7,080	7,859
Note receivable		229	227
Prepaid and other		1,500	1,411
Assets held for sale	5	42,668	41,902

		114,237	88,789
Intangible	6	283,725	273,986
Property, plant and equipment	7	45,782	46,979
Long term receivables		4,331	3,956

		448,075	413,710

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		19,967	15,548
Debt	8	37,832	—
Derivative instruments	9	—	183
Income taxes		507	641

		58,306	16,372
Long term debt	8	63,510	61,892
Long term derivative instruments	9, 10	1,359	1,617
Long term provisions		2,163	1,919
Deferred income taxes		18,108	17,773

		143,446	99,573

Shareholders’ Equity
Share capital	12	586,108	586,108
Contributed surplus	13	27,678	26,524
Accumulated deficit		(309,157)	(298,495)

		304,629	314,137

		448,075	413,710

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended March 31,
(US$000s, except share and per share amounts)	Note	2012	2011
Revenue
Oil		7,908	8,119
Interest		6	67

		7,914	8,186

Expenses and other
Operating	15	4,648	4,523
General and administrative		10,487	13,417
Depletion and depreciation	7	1,836	1,831
Foreign currency exchange loss (gain)		966	(225)
Derivative instruments gain	9	(470)	(1,129)
Interest		116	8
Other expenses	8	309	—

		17,892	18,425

Loss before income taxes		(9,978)	(10,239)
Provision for income taxes
Current		(348)	(322)
Deferred		(336)	(565)

		(684)	(887)

Net loss and comprehensive loss		(10,662)	(11,126)

Net loss per common share, basic and diluted		(0.03)	(0.03)

Weighted average number of common shares
Basic and diluted (000s)		344,139	338,403

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2011		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		—	—	—	(11,126)	(11,126)
Exercise of stock options		947	4,055	(2,181)	—	1,874
Exercise of purchase warrants		8,621	31,047	—	—	31,047
Share-based compensation expense		—	—	1,776	—	1,776

Balance March 31, 2011		343,933	585,664	22,736	(284,345)	324,055

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2012		344,139	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		—	—	—	(10,662)	(10,662)
Share-based compensation expense	13	—	—	1,154	—	1,154

Balance March 31, 2012		344,139	586,108	27,678	(309,157)	304,629

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended March 31,
(US$000s)	Note	2012	2011
Operating Activities
Net loss		(10,662)	(11,126)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	7	1,836	1,831
Share-based compensation expense	13	1,236	1,776
Unrealized foreign currency exchange loss (gain)		1,049	(227)
Unrealized derivative instruments gain	9	(470)	(1,129)
Current income tax expense		348	322
Deferred income tax expense		336	565
Interest expense		116	8
Other expenses	8	309	—
Other		1	95
Current income tax paid		(483)	(57)
Share-based payments		(56)	—
Changes in non-cash working capital items	16	(452)	934

Net cash used in operating activities		(6,892)	(7,008)

Investing Activities
Intangible expenditures		(8,541)	(9,866)
Property, plant and equipment expenditures		(384)	(3,949)
Long term receivables		(374)	(147)
Interest paid		—	(1,018)
Changes in non-cash working capital items	16	4,135	3,495

Net cash used in investing activities		(5,164)	(11,485)

Financing Activities
Debt proceeds, net of transaction costs	8	37,282	—
Proceeds from exercise of options and warrants		—	29,814
Changes in non-cash working capital items	16	—	(19)

Net cash provided by financing activities		37,282	29,795

Foreign exchange gain on cash and cash equivalents held in a foreign currency		144	1,179

Increase in cash and cash equivalents, for the period		25,370	12,481
Cash and cash equivalents, beginning of period		16,890	68,317

Cash and cash equivalents, end of period		42,260	80,798

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

The March 31, 2012 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At March 31, 2012, Ivanhoe had an accumulated deficit of $309.2 million and working capital of $13.3 million, excluding assets held for sale. In the three months ended March 31, 2012, cash used in operating activities was $6.9 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2012, there is material uncertainty that casts substantial doubt that the Company will be able to continue as a going concern.

The March 31, 2012 Financial Statements were approved by the Board of Directors and authorized for issue on April 25, 2012.

The Financial Statements are presented in US dollars and all values are rounded to the nearest thousand dollars except where otherwise indicated.

2. BASIS OF PRESENTATION

2.1 Statement of Compliance

The Financial Statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” (“IAS 34”), using accounting policies consistent with IFRS as issued by the International Accounting Standards Board (“IASB”). The Financial Statements are not subject to qualification relating to the application of IFRS as issued by the IASB.

The Financial Statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2011 prepared in accordance with International Financial Reporting Standards. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s first annual IFRS consolidated financial statements for the year ended December 31, 2011.

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value.

2.3 Standards and Interpretations Issued But Not Yet Adopted

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

vi. IAS 28 Investments in Associates and Joint Ventures (“IAS 28”)

IAS 28 was amended in 2011 and prescribes the accounting for investments in associates and sets out the requirements for the application of the equity method when accounting for investments in associates and joint ventures. IAS 28 is effective for reporting periods beginning on or after January 1, 2013, with earlier adoption permitted.

There are no other standards or interpretations issued, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

3. CASH AND CASH EQUIVALENTS

	March 31, 2012	December 31, 2011
Cash at banks and on hand	42,260	16,867
Restricted cash	–	23

	42,260	16,890

4. RESTRICTED CASH

	March 31, 2012	December 31, 2011
Ecuador performance bond	500	500
Zitong performance bond	20,000	20,000

	20,500	20,500

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of a supplementary agreement to the Contract for Exploration, Development and Production in Zitong Block, Sichaun Basin with China National Petroleum Corporation (“CNPC”) for the Zitong block.

5. ASSETS HELD FOR SALE

Sunwing Zitong Energy (“SZE”), a wholly owned subsidiary of the Company, signed a binding Memorandum of Understanding to assign 100% of its participating interest in the Zitong Production Sharing Contract (“PSC”) to Shell China Exploration and Production Company Limited (“Shell”). The transaction is subject to government approvals and other prescribed conditions. There is no assurance that this transaction will close as described.

In exchange for SZE’s interest in the Zitong block, Ivanhoe will receive a cash payment of up to $85.0 million as reimbursement for past qualified and recoverable costs incurred. In addition, Ivanhoe will receive a further cash payment contingent on the timing of the receipt of full government approvals and third-party consents and waivers for the transaction. If the transaction closes on or before June 30, 2012, Ivanhoe will receive an additional $65.0 million. If the transaction closes after June 30, 2012, but on or before September 30, 2012, the Company will receive an additional $50.0 million. If the transaction closes after September 30, 2012, but on or before December 31, 2012, the Company will receive an additional $20.0 million. Failure to reach completion of the transaction prior to December 31, 2012 will give either party the right to terminate the transaction.

Should SZE receive government approval for the transaction, Shell will become liable for the performance bond posted in 2011, resulting in a release of restricted cash back to the Company.

The carrying value of the Zitong asset, which is comprised of exploration and evaluation (“E&E”) expenditures, was $42.7 million at March 31, 2012 (December 31, 2011 – $41.9 million); the property was previously reported in the Asia segment.

6. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance January 1, 2011	38,135	123,755	19,525	181,415	92,153	273,568
Additions	23,094	9,697	12,303	45,094	—	45,094
Exploration and evaluation expense	(2,124)	—	(650)	(2,774)	—	(2,774)
Assets reclassified as held for sale	(41,902)	—	—	(41,902)	—	(41,902)

Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	253	3,139	6,347	9,739	—	9,739

Balance March 31, 2012	17,456	136,591	37,525	191,572	92,153	283,725

In the three months ended March 31, 2012, $0.4 million (year ended December 31, 2011 – $2.1 million) of employee benefits directly attributable to E&E assets were capitalized. In addition, in the three months ended March 31, 2012, nil (year ended December 31, 2011 – $0.3 million) related to share-based compensation costs were capitalized to E&E assets.

Amortization of the HTL™ technology has not commenced and its carrying value had not been impaired since it was acquired in 2005.

7. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment				Other Assets	Total PP&E
	Asia	Canada	Latin America	Total
Cost
Balance January 1, 2011	35,939	–	–	35,939	13,009	48,948
Additions	12,923	–	–	12,923	1,471	14,394
Disposals	–	–	–	–	(3)	(3)
Balance December 31, 2011	48,862	–	–	48,862	14,477	63,339
Additions	560	–	–	560	79	639

Balance March 31, 2012	49,422	–	–	49,422	14,556	63,978

Accumulated Depletion and Depreciation
Balance January 1, 2011	6,196	–	–	6,196	2,134	8,330
Depletion and depreciation	6,899	–	–	6,899	1,132	8,031
Disposals	–	–	–	–	(1)	(1)
Balance December 31, 2011	13,095	–	–	13,095	3,265	16,360
Depletion and depreciation	1,536	–	–	1,536	300	1,836

Balance March 31, 2012	14,631	–	–	14,631	3,565	18,196

Net Book Value
As at December 31, 2011	35,767	–	–	35,767	11,212	46,979
As at March 31, 2012	34,791	–	–	34,791	10,991	45,782

Oil and Gas Property and Equipment

In the three months ended March 31, 2012, nil (year ended December 31, 2011 – $0.1 million) of employee benefits directly attributable to property, plant and equipment (“PP&E”) were capitalized.

Other Assets

Other assets include the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures.

Security

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Company’s oil sands leases in the Athabasca region of Canada (“Tamarack”), the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the 2008 acquisition of the oil sands leases (Note 11). The contingent payment is secured by a first fixed charge and security interest in favor of Talisman, including over the oil sands leases, and a general security interest in all of the Company’s present and after acquired property other than equity interests in the Company’s subsidiaries (through which it holds assets in China, Mongolia and Ecuador and the HTL™ technology).

8. DEBT

Interest incurred for all outstanding debt was recorded as follows:

Three months ended March 31,	2012	2011
Interest expense	97	–
Capitalized to E&E	1,713	697
Capitalized to PP&E	266	–

Total interest incurred	2,076	697

8.1 Short Term Debt

In March 2012, the Company signed a credit agreement for a $50.0 million loan with UBS Securities LLC (“UBS Loan”). The UBS Loan includes an initial draw of $30.0 million and Ivanhoe may to elect to draw an additional $20.0 million of principal. Borrowed amounts incur interest at one month Libor plus 10% for the first six months of the UBS Loan and escalate by 1% per month thereafter; interest is payable monthly. The UBS Loan matures on March 23, 2013.

8.2 Convertible Short Term Debt

Ivanhoe entered into an unsecured loan agreement on December 30, 2011 with Ivanhoe Capital Finance Ltd. (“ICFL”), a company wholly owned by Robert Friedland, for a $10.0 million loan (“ICFL Loan”). The funds were advanced to the Company on January 3, 2012. The outstanding balance is subordinate in repayment to all amounts owing under the UBS Loan. Interest on the loan is 13.33% per annum, calculated monthly and due upon maturity.

On March 14, 2012, the ICFL Loan agreement was amended to provide that, at ICFL’s option, the outstanding principal may be converted into 10,484,375 common shares of the Company and the maturity date was extended to March 31, 2013. The debt component is carried at amortized cost and, on the date of amendment, the equity option was valued at nil using the residual method. The amendment was treated as an extinguishment of the original loan with recognition of the amended loan resulting in the remaining deferred financing costs of $0.3 million being expensed in the period.

8.3 Convertible Debentures

On June 9, 2011, the Company issued Cdn$73.3 million in 5.75% convertible unsecured subordinated debentures at a price of Cdn$1,000 per debenture (“Convertible Debentures”). Cdn$50.0 million of the Convertible Debentures were issued in a public offering. The remaining Cdn$23.3 million were issued in a private placement on the same terms as the public offering.

The Convertible Debentures mature on June 30, 2016, pay interest semi-annually on June 30 and December 31 and are convertible at a price of Cdn$3.36 per share. They are redeemable after June 30, 2014 at Ivanhoe’s option with the redemption price being settled using either cash or common shares.

The carrying amount of the Convertible Debentures at March 31, 2012 was $63.5 million (December 31, 2011 – $61.9 million). The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was bifurcated and recognized at fair value as a long term derivative liability (Note 10). The remaining unamortized amount of $9.9 million is attributable to the bifurcated derivative and transaction costs.

9. FINANCIAL INSTRUMENTS

9.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	March 31, 2012	December 31, 2011
Short Term Debt
Carrying amount	37,832	—
Fair value	40,347	—
Long Term Debt
Carrying amount	63,510	61,892
Fair value	57,039	51,901

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publically traded debentures at March 31, 2012.

9.2 Financial Instruments Measured at Fair Value Through Profit and Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, “Financial Instruments: Disclosures,” as described below:

• Level 1 –	using quoted prices in active markets for identical assets or liabilities.

• Level 2 –	using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

• Level 3 –	using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

	Level 1	Level 2			Level 3
	2006 Purchase Warrants	2009 & 2010 Purchase Warrants	2008 Convertible Component of Debt	2011 Convertible Component of Debentures	Subsidiary Option	Total Fair Value
Balance January 1, 2011	5,615	1,616	1,216	—	—	8,447
Issuance of convertible debentures	—	—	—	9,852	—	9,852
Exercise of options	(2)	(3,107)	—	—	—	(3,109)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(7,810)	183	(9,142)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	—	—	—	(3,823)
Foreign exchange gains	—	—	—	(425)	—	(425)

Balance December 31, 2011	—	—	—	1,617	183	1,800
Derivative gains through profit and loss	—	—	—	(287)	—	(287)
Expiration of derivatives through profit or loss	—	—	—	—	(183)	(183)
Foreign exchange losses	—	—	—	29	—	29

Balance March 31, 2012	—	—	—	1,359	—	1,359

The gain on derivative instruments of $0.5 million for the three months ended March 31, 2012 (2011 – $1.1 million) originated from the expiration and revaluation of derivative instruments measured at FVTPL.

9.3 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil and gas industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s 2011 Form 10-K, except as noted below:

Interest Rate Risk

In March 2012, the Company borrowed $30.0 million under the UBS Loan. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $25,000 per month. Similarly, a 1% decrease in the interest rate on the UBS Loan would decrease Ivanhoe’s net loss by approximately $25,000 per month.

10. DERIVATIVE INSTRUMENTS

The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011. The outstanding principal amount is convertible into common shares of the Company. The fair value of the convertible component was $1.4 million at March 31, 2012, calculated with the Black-Scholes valuation method using a risk-free interest rate of 1.57%, a dividend yield of 0.0%, a weighted average volatility factor of 40% and an expected life of 4.25 years.

If the volatility used to fair value the convertible component decreased by 10%, the fair value would decrease by $1.0 million. If volatility increased by 10%, the fair value of the convertible option would increase by $1.4 million.

11. COMMITMENTS AND CONTINGENCIES

11.1 Operating Lease Arrangements

In the three months ended March 31, 2012, the Company expended $0.4 million (2011 – $0.4 million) on operating leases relating to the rental of office space, which expire between June 2012 and March 2017.

At March 31, 2012, future net minimum payments for operating leases were:

2012	1,306
2013	1,297
2014	602
2015	410
After 2015	512

4,127

11.2 Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack leases, the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the 2008 purchase of the Tamarack leases.

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

12. SHAREHOLDERS’ EQUITY

12.1 Share Capital

Authorized	Unlimited common shares with no par value
Unlimited preferred shares with no par value

Issued and Outstanding	344,139,428 common shares (December 31, 2011—344,139,428) Nil preferred shares (December 31, 2011—nil)

See the Unaudited Condensed Consolidated Statements of Changes in Equity for the change in common shares issued in the three months ended March 31, 2012 and 2011.

12.2 Contributed Surplus

Contributed surplus at March 31, 2012 consisted solely of share-based compensation expense from equity settled awards.

13. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

Three months ended March 31,	2012	2011
Share-based expense related to
Equity settled transactions	1,154	1,776
Cash settled transactions	82	—

Total share-based expense	1,236	1,776

13.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	March 31, 2012		December 31, 2011
	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, beginning of period	15,748	2.14	16,927	2.24
Granted	2,433	0.98	2,924	2.06
Exercised	—	—	(1,687)	2.44
Expired	(200)	2.29	(710)	2.90
Forfeited	(595)	2.31	(1,706)	2.46

Outstanding, end of period	17,386	1.97	15,748	2.14

Exercisable, end of period	8,185	2.07	8,231	2.13

Shares authorized for issue under the option plan at March 31, 2012 were 24.1 million (December 31, 2011—24.1 million).

The weighted average share price per option at the date of exercise for stock options exercised in the three months ended March 31, 2012 was nil (2011—Cdn$3.30).

The weighted average fair value of stock options granted from the stock option plan during the three months ended March 31, 2012 was Cdn$0.72 (2011—Cdn$2.28) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Three months ended March 31,	2012	2011
Expected life (in years)	6.4	6.3
Volatility (1)	73.8%	74.4%
Dividend yield	—	—
Risk-free rate	1.8%	2.9%
Estimated forfeiture rate	7.9%	2.9%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at March 31, 2012:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.92 to 1.29	3,433	6.9	0.96
1.30 to 1.89	3,943	1.6	1.61
1.90 to 2.79	8,782	4.2	2.34
2.80 to 3.44	1,228	4.7	3.27

	17,386	4.2	1.97

13.2 Restricted Share Unit Plan

The Company adopted a restricted share unit (“RSU”) plan in the second quarter of 2011 under which it may issue restricted share units to eligible employees. RSUs vest in equal increments over three years and are settled in shares or cash on the anniversary date. RSUs do not entitle the holder to exercise voting rights until they have vested and the underlying shares have been delivered to the participant.

Details of transactions under the Company’s RSU plan are as follows:

	March 31, 2012		December 31, 2011
	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, beginning of period	937	1.53	—	—
Granted	2,498	1.04	1,115	1.62
Forfeited	(67)	1.36	(178)	2.08

Outstanding, end of period	3,368	1.16	937	1.53

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the three months ended March 31, 2012 was Cdn$1.04 per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Three months ended March 31,	2012	2011
Expected life (in years)	2.0	—
Volatility (1)	65.2%	—
Dividend yield	—	—
Risk-free rate	1.2%	—
Estimated forfeiture rate	20.1%	—

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

March 31, 2012
Current liabilities related to RSUs	199
Long term liabilities related to RSUs	151
Intrinsic value of vested RSUs	—

14. SEGMENT INFORMATION

Ivanhoe’s organizational structure reflects its various operating activities and the geographic areas in which it operates. Oil and gas operations are divided into three geographic segments: Asia, Canada and Latin America. Asian operations capture the Company’s oil production in Dagang and Daqing and exploration at Zitong in China, as well as exploration in Mongolia. The Canadian segment comprises activities from Ivanhoe’s oil sands development project at Tamarack. Latin America consists of exploration and development of Block 20 in Ecuador.

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

The following tables present the Company’s segment loss, capital investments and identifiable assets and liabilities.

	Asia	Canada	Latin America	Technology Development	Corporate	Total
Segment revenue (1)
For the three months ended March 31, 2012	7,909	—	—	—	5	7,914
For the three months ended March 31, 2011	8,120	—	—	—	66	8,186
Segment loss
For the three months ended March 31, 2012	(176)	(1,428)	(943)	(2,129)	(5,986)	(10,662)
For the three months ended March 31, 2011	(2,172)	(1,307)	(1,707)	(2,248)	(3,692)	(11,126)
Segment assets (2)
As at March 31, 2012	105,655	137,005	48,720	102,309	54,386	448,075
As at December 31, 2011	107,902	133,880	40,216	102,435	29,277	413,710
Segment liabilities (3)
As at March 31, 2012	138,552	149,083	71,309	89,826	(305,324)	143,446
As at December 31, 2011	140,621	144,531	64,362	87,822	(337,763)	99,573
Capital investments—Intangible
For the three months ended March 31, 2012	605	2,110	5,826	—	—	8,541
For the three months ended March 31, 2011	6,499	2,041	1,326	—	—	9,866
Capital investments—Property, plant and equipment
For the three months ended March 31, 2012	309	—	—	35	40	384
For the three months ended March 31, 2011	3,546	—	62	341	—	3,949

(1)	All oil revenues in Asia are generated from the sale of oil production in China to one customer.
(2)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale.
(3)	Liabilities for Corporate include intercompany receivables of $437.8 million at March 31, 2012 (December 31, 2011—$428.7 million) resulting in a negative balance.

15. OPERATING EXPENSES

Operating expenses for the Company are comprised of the following:

Three months ended March 31,	2012	2011
Asia
Field operating	1,736	1,623
Windfall levy	1,458	1,577
Engineering support	118	110

	3,312	3,310
Technology Development
FTF operating costs	1,336	1,213

Total operating costs	4,648	4,523

The windfall levy is imposed by China’s Ministry of Finance at the progressive rates from 20% to 40% on the portion of the monthly weighted average sales price of the crude oil lifted in China exceeding US$55.00 per barrel.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in Non-Cash Activities

Three months ended March 31,	2012	2011
Operating activities
Accounts receivable	791	(624)
Note receivable	(3)	31
Prepaid and other current assets	(56)	66
Accounts payable and accrued liabilities	(1,184)	1,461

	(452)	934

Investing activities
Accounts receivable	(13)	476
Prepaid and other current assets	(33)	732
Accounts payable and accrued liabilities	4,181	2,287

	4,135	3,495

Financing activities
Accounts payable and accrued liabilities	—	(19)

	3,683	4,410

17. RELATED PARTY TRANSACTIONS

Ivanhoe is party to cost sharing agreements with other companies which are related or controlled through common directors or shareholders. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. Ivanhoe also shares the costs of employing administrative and non-executive management personnel at these offices. These related party transactions are in the normal course of business and the Company believes them to be valued at fair market value.

The breakdown of the related party expenses for the three months ended March 31 is as follows:

Related Party	Nature of Transaction	2012	2011
Global Mining Management Corp.	Administration	159	213
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300
I2MS.Net PTE Ltd.	Information systems	47	58
Ivanhoe Capital Services Ltd.	Administration	72	92
SouthGobi Resources Ltd.	Administration	38	51
1092155 Ontario Inc.	HTL™ technology	12	12
Ivanhoe Capital PTE Ltd.	Administration	—	74
Ivanhoe Capital Finance Ltd.	Financing	825	—

		1,453	800

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	March 31, 2012	December 31, 2011
Global Mining Management Corp.	Administration	77	52
I2MS.Net PTE Ltd.	Information systems	16	18
SouthGobi Resources Ltd.	Administration	13	13
Ivanhoe Capital Services Ltd.	Administration	20	93
Ivanhoe Capital PTE Ltd.	Administration	—	7
Ivanhoe Capital Finance Ltd.	Financing	10,325	—

		10,451	183

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of historical information, certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”), including those within this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that involve risks and uncertainties.

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to statements relating to or associated with individual wells, regions or projects. Forward-looking statements include statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future earnings; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long-term assets; ultimate recoverability of reserves or resources; expected operating costs; the expectation of negotiating of an extension to certain of the Company’s production sharing agreements; the expectation of the Company’s ability to comply with the newly enacted safety and environmental rules; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions, that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are relevant in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”). Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, China, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador, China and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and unanticipated variances in the implementation of the Company’s capital investment plans and strategies.

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

Special Note to Canadian Investors

The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2011 Form 10-K.

Advisories

This Form 10-Q should be read in conjunction with the Company’s March 31, 2012 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2011 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS, as issued by the International Accounting Standards Board, without a reconciliation to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.

Non-IFRS Financial Measures

Oil revenue per barrel is calculated by dividing the Company’s oil revenue by its total production for the respective periods presented. Net operating revenue per barrel is calculated by dividing oil revenue less related operating costs by total production for the respective periods presented. Net revenue (loss) from operations per barrel is calculated by subtracting depletion from net operating revenue and dividing by total production for the respective periods presented. The Company believes oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel are important to investors to evaluate operating results and the Company’s ability to generate cash. Each of the components used in these calculations can be reconciled directly to the unaudited condensed consolidated statements of loss and comprehensive loss. The calculations of oil revenue per barrel, net operating revenue per barrel and net revenue (loss) from operations per barrel may differ from similar calculations of other companies in the oil and gas industry, thereby limiting their usefulness as comparative measures.

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

HIGHLIGHTS

	Three months ended March 31,
($000, except as stated)	2012	2011
Average daily production (bbls/d)	771	1,007
Realized oil prices ($/bbl)	112.75	89.62
Oil revenue	7,908	8,119
Capital expenditures	8,925	13,815

Cash flow used in operating activities	(6,892)	(7,008)
Net loss	(10,662)	(11,126)
Net loss per share, basic and diluted	(0.03)	(0.03)

In the first quarter of 2012, Ivanhoe secured financing of $60.0 million to support liquidity. Pursuant to an unsecured loan agreement signed in late 2011, the Company received $10.0 million from Ivanhoe Capital Finance Ltd. (“ICFL”) in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC. The loan consists of an initial tranche of $30.0 million and includes an accordion feature to increase the total amount by up to an additional $20.0 million, should it be required.

Ivanhoe’s oil revenue in the three months ended March 31, 2012 decreased from the comparable period due to lower volumes, despite stronger realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the production sharing contract stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs reimbursed through the receipt of additional oil sales. Due to lower capital activity at Dagang, less oil production was allocated to Ivanhoe in the three months ended March 31, 2012.

The net loss in the three months ended March 31, 2012 was $10.7 million compared to a $11.1 million net loss in the first quarter of 2011. Although oil revenue and non-cash foreign currency exchange and derivative instrument gains decreased in 2012, the net loss in the first quarter benefited from lower general and administrative expenses in comparison to 2011.

Capital expenditures totaled $8.9 million in the three months ended March 31, 2012. In China, Ivanhoe prepared to commence a 160 square kilometer 3-D seismic program in the second quarter of 2012 at Zitong. At Dagang, limited capital activity occurred with minor costs expended on continuing the fracture stimulation program.

In Canada, the regulatory approval process for the Tamarack Project continues to progress. Regulators have reviewed the responses to the first round of Supplemental Information Requests (SIR’s) and, as is customary in the review process, the Company expects to receive a complete set of second round SIR’s in the second quarter. Although the Company is anticipating receiving approval of the application by the end of 2012, timing is subject to the pace of the regulatory process.

In Ecuador, the Company began drilling the IP-17 exploration well to test both the Hollin and pre-cretaceous structures in the southern part of Block 20, which were identified in the seismic program completed in 2011. The well will be drilled to a total depth of approximately 8,500 ft. Drilling results are anticipated by mid-2012.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
Asia (net bbls)
Dagang	66,129	86,865
Daqing	4,008	3,734

Total production	70,137	90,599

Average daily production (bbls/d)	771	1,007

Pricing
Average realized oil price ($/bbl)	112.75	89.62
Average Brent ($/bbl)	118.17	105.43

Oil Revenue

Ivanhoe’s oil revenue in the three months ended March 31, 2012 decreased from the comparable period in 2011 due to lower volumes, despite stronger realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the Company’s production sharing contract at Dagang with China National Petroleum Corporation (“CNPC”) stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs are reimbursed through the receipt of additional oil sales. Due to lower capital activity at Dagang in comparison to the prior year, less oil production was allocated to Ivanhoe in the three months ended March 31, 2012.

Net Revenue from Operations

	Three months ended March 31,
($/bbl)	2012	2011
Oil revenue(1)	112.75	89.62
Less operating costs
Field operating	(24.75)	(17.92)
Windfall Levy	(20.79)	(17.39)
Engineering and support costs	(1.69)	(1.21)

Net operating revenue(1)	65.52	53.10
Depletion	(22.29)	(17.42)

Net revenue from operations(1)	43.23	35.68

(1)	Oil revenue per barrel, net operating revenue per barrel and net revenue from operations per barrel do not have standardized meanings prescribed by IFRS and therefore may not be comparable to similar measures used by other companies. Please refer to the Non-IFRS Financial Measures under the Advisories section in this MD&A for more details.

Operating Costs

	Three months ended March 31,
	2012	2011
Asia
Field operating	1,736	1,623
Windfall Levy	1,458	1,577
Engineering support	118	110

	3,312	3,310
Technology Development
FTF operating costs	1,336	1,213

Total operating costs	4,648	4,523

Total operating costs in China in the three months ended March 31, 2012 were consistent with the first quarter of 2011. Due to lower production volumes in the current quarter, operating costs were $10.71/bbl higher in the three months ended March 31, 2012 than in the three months ended March 31, 2011. Operating costs per barrel increased as staff activity was concentrated on operating activities in the Company’s Dagang field and the Windfall Levy rose due to higher realized oil prices.

Operating costs for technology development were incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas. FTF operating costs in the three months ended March 31, 2012 were consistent with costs sustained during the first quarter of 2011.

General and Administrative

G&A expenses were $2.9 million lower in the three months ended March 31, 2012, than in the comparable period of 2011. The reduction is primarily attributable to $2.5 million of bonus accruals in the first quarter of 2011 that did not occur in 2012. Non-cash stock based compensation was $0.5 million lower in the current quarter than in the first quarter of 2011, and was offset by minor cost increases in other areas.

Depletion and Depreciation

Depletion and depreciation expense in the three months ended March 31, 2012 was consistent with the first quarter of 2011. Depletion in Asia during the current quarter was stable compared to the first quarter of 2011 as lower production volumes were offset by a higher depletion rate. The depletion rate rose as a result of lower reserves assigned to Dagang at December 31, 2011. The current quarter depreciation expense associated with the FTF was consistent with the comparable period in 2011.

Foreign Exchange

The Company recognized a foreign exchange loss in the first quarter of 2012, as opposed to a gain incurred in the first three months of 2011. The Canadian dollar strengthened in comparison to the US dollar during the current quarter. As a result, foreign exchange losses were incurred on the Company’s Convertible Debentures and only partially offset by foreign exchange gains incurred on the translation of Canadian dollar cash.

Ivanhoe incurred a foreign exchange gain in the first three months of 2011. Although the Canadian dollar strengthened in comparison to the US dollar in the first quarter of 2011, the foreign exchange gain on Ivanhoe’s cash balances in the current quarter was largely offset by foreign exchange losses on the Company’s Canadian dollar debt and accounts payable balances.

Derivative Instruments

In the first quarter of 2012, Ivanhoe incurred an unrealized gain of $0.5 million on the revaluation of financial instruments. This gain was driven by the convertible component of the Convertible Debentures creating an unrealized gain of $0.3 million in the current quarter and the expiration of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries producing a gain of $0.2 million.

In comparison, the Company sustained an unrealized derivative instrument gain of $1.1 million in the first three months ended March 31, 2011. The revaluation of the Company’s purchase warrants resulted in a net gain of $0.3 million and the expiry of purchase warrants during the quarter created a gain of $1.5 million. Due to the impending maturity of the Convertible Note, a gain of $0.5 was recognized on the revaluation of the convertible portion at March 31, 2011. The revaluation of the subsidiary option created a non-realized loss of $1.2 million in the first quarter of 2011.

Provision for Income Taxes

Ivanhoe incurred a deferred tax expense of $0.3 million to date in 2012 due to an increase in the Chinese deferred tax liability which was partially offset by a reduction in the US deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations and Commitments

The following information about our contractual obligations and other commitments summarizes certain liquidity and capital resource requirements. The information presented in the table below does not include planned, but not legally committed, capital expenditures or obligations that are discretionary and/or being performed under contracts which are cancelable on 30 days notice or less.

	Total	2012	2013	2014	2015	After 2015
Short term debt and interest	44,876	2,529	42,347	—	—	—
Long term debt and interest	92,515	4,237	4,226	4,226	4,226	75,600
Zitong appraisal program	75,060	40,230	31,680	3,150	—	—
Ecuador drilling program	7,268	7,268	—	—	—	—
Asset retirement obligations(1)	2,575	—	393	—	—	2,182
Leases	4,127	1,306	1,297	602	410	512

Total	226,421	55,570	79,943	7,978	4,636	78,294

(1)	Represents undiscounted asset retirement obligations after inflation. The discounted value of these estimated obligations ($1.6 million) is provided for in the consolidated financial statements.

Short Term Debt and Interest

On December 30, 2011, Ivanhoe entered into a loan agreement with ICFL, a company wholly owned by Robert Friedland, for $10.0 million (“ICFL Loan”). The funds were advanced on January 3, 2012 and bear interest at a rate of 13.3% per annum. On March 14, 2012, the loan agreement was amended to provide that, at ICFL’s option, the outstanding principal may be converted into 10,484,375 common shares of the Company. The principal balance matures on March 31, 2013, or earlier in the case of certain events.

In March 2012, the Company entered into a one year credit agreement with UBS Securities LLC for a $50.0 million loan (“UBS Loan”). The UBS Loan includes an initial draw of $30.0 million and Ivanhoe may elect to draw an additional $20.0 million of principal. Borrowed amounts bear interest at one month Libor plus 10% for the first six months of the loan and escalate by 1% per month thereafter. Interest is payable monthly.

Long Term Debt and Interest

In June 2011, the Company issued Cdn$73.3 million of Convertible Debentures, which mature on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on June 30 and December 31 of each year.

Zitong Appraisal Program

The terms of the Supplementary Agreement to the Contract for Exploration, Development and Production in Zitong Block, Sichuan Basin with CNPC call for the completion of an appraisal program by the end of June 2014. The work program is expected to consist of a 160 square kilometer seismic acquisition program, as well as drilling and completing three horizontal wells on the Guan and Wen structures.

Ecuador Drilling Program

At the end of February 2012, the Company began drilling the IP-17 exploration well to test both the Hollin and pre-cretaceous structures in the southern part of Block 20. Drilling is expected to be completed in the second quarter of 2012. Commitments associated with drilling the well total $7.3 million.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At March 31, 2012, Ivanhoe estimated the total undiscounted, inflated cost to settle its asset retirement obligations in Canada, for the FTF in the US and in Ecuador was $2.6 million. These costs are expected to be incurred in 2013, 2029 and 2038, respectively. Ivanhoe does not make such a provision for decommissioning costs in connection with its oil and gas operations in China as dry holes are abandoned as they occur and productive wells will not be abandoned while the Company has an economic interest in the field.

Leases

The Company has long term leases for office space and vehicles, which expire between 2012 and 2017.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company will be required to make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the 2008 acquisition of the Tamarack Project leases.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2012	2011
Cash used in operating activities	(6,892)	(7,008)
Cash used in investing activities	(5,164)	(11,485)
Cash provided by financing activities	37,282	29,795

Ivanhoe’s cash flow from operating activities is not sufficient to meet its operating and capital obligations over the next twelve months. The Company intends to use its working capital to meet its commitments. However, additional sources of funding will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding such as public and private equity, debt markets and joint venture partners. However, there is no assurance that these sources of funding will be available to the Company in the future or available on acceptable terms.

Operating Activities

In the three months ended March 31, 2012, cash used in operating activities was lower than in 2011 as declines in revenue were offset by reduced G&A expenses.

Investing Activities

Exploration and Evaluation Expenditures

Exploration and evaluation capital expenditures in the three months ended March 31, 2012 totaled $8.5 million. In China, Ivanhoe expended $0.4 million in preparation to commence a 160 square kilometer 3-D seismic program in the second quarter of 2012, and other activities at Zitong.

In Canada, the regulatory approval process for the Tamarack Project continues to progress. Expenditures of $2.1 million were incurred in the first quarter of 2012 to support the regulatory process.

At the end of February 2012, the Company began drilling the IP-17 well to test the Hollin and pre-cretaceous structures in the southern part of Block 20 in Ecuador. Expenditures of $5.4 million were incurred in connection with drilling the exploration well.

Property, Plant and Equipment Expenditures

In the first quarter of 2012, property, plant and equipment additions totaled $0.4 million. At Dagang, limited capital was expended on continuing the Company’s fracture stimulation program.

Financing Activities

In the first quarter of 2012, Ivanhoe received financing of $37.3 million, net of transaction costs, to support liquidity. Pursuant to an unsecured loan agreement signed in late 2011, the Company received $10.0 million from ICFL in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC. The loan consists of an initial tranche of $30.0 million and includes an accordion feature to increase the total amount by up to an additional $20.0 million, should it be required.

Capital Structure

As at	March 31, 2012	December 31, 2011
Debt	37,832	—
Long term debt	63,510	61,892
Shareholders’ equity	304,629	314,137

Ivanhoe intends to use its cash and cash equivalent balance to fulfill its commitments and partially fund operations in 2012. Cash flow may be insufficient to meet operating requirements in the next twelve months and additional sources of funding, either at a parent company level or at a project level, will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding, such as public and private equity, debt markets and joint venture partners. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors, joint venture partnerships, public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.

Outlook

In China, Ivanhoe will proceed with a 160 square kilometre 3-D seismic program covering certain areas of the Zitong Block. The seismic program will assist in planning and designing a horizontal drilling program for three wells in the Guan and Wen structures. It is anticipated that these programs will be completed prior to June 2014 and will provide the groundwork for the eventual development of the Zitong Block.

In Canada, the Company will continue to focus on completing the regulatory approval process for the Tamarack Project. The second round of SIR’s was received from the regulators in the second quarter of 2012. The Company anticipates that the regulatory approval process will be completed at the end of 2012. Project advancement, as currently envisaged, is subject to regulatory approval and financing.

At the end of February 2012, the Company began drilling the IP-17 exploration well to test both the Hollin and pre-cretaceous structures in the southern part of Block 20 of Ecuador. The well will be drilled to a total depth of approximately 8,500 ft., testing the potential for lighter oil resources which could prove beneficial for blending purposes and overall project economics. Drilling results are anticipated by mid-2012.

Minor expenditures may be necessary for development costs relating to the enhancement of the Company’s HTLTM upgrading process. The Company is continuing to pursue ongoing discussions related to other HTLTM heavy oil and selected conventional oil opportunities in North and South America, the Middle East and North Africa.

Management’s plans for financing future expenditures include traditional project financing, debt and mezzanine financing or the sale of equity securities as well as the potential for alliances or other arrangements with strategic partners. However, no assurances can be given that Ivanhoe will be able to enter into one or more strategic business alliances with third parties or that the Company will be able to raise sufficient additional capital. If the Company is unable to enter into such business alliances or obtain adequate additional financing, the Company may be required to curtail its operations, which may include the sale or abandonment of assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2011 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

It should be noted that while the Company’s Executive Chairman and its Chief Financial Officer believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

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

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000 and a portion of the Company’s interest in the Pungarayacu field. The plaintiffs seek other miscellaneous relief, including requests for a declaration of some of the parties’ rights and legal relations under a consulting agreement, attorneys’ fees and certain litigation costs and expenses, disgorgement of the Company’s past, current and/or future profits attributable to the Pungarayacu field and certain other fields in Ecuador, tort damages and exemplary and punitive damages, the imposition of constructive trusts over certain amounts and profits requested by the plaintiffs, and pre-judgment and post-judgment interest. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. The arbitration is in the early stages of proceeding. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.

ITEM 1A:	RISK FACTORS

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil and gas industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s 2011 Form 10-K, except as noted below:

Interest Rate Risk

In March 2012, Ivanhoe borrowed $30.0 million under the UBS Loan. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable interest rate indebtedness would increase, even though the amount borrowed remained the same, and the Company’s net loss would increase. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $25,000 per month. Accordingly, an increase in interest rates from current levels could cause the Company’s annual debt service obligations to increase significantly.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/ Period End Date	Exhibit Number (if different)
10.1	Amendment to Loan Agreement, dated as of March 14, 2012	8-K	March 20, 2012	10.2

10.2	Credit and Guaranty Agreement, dated as of March 14, 2012	8-K	March 20, 2012	10.3

10.3	Memorandum of Understanding dated January 11, 2012 with Shell China Exploration and Production Company Limited	10-K	March 15, 2012	10.24

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:	/s/ Gerald D. Schiefelbein
Gerald D. Schiefelbein
Chief Financial Officer

Date: May 10, 2012