Form 10-Q
period 2012-06-30
IVANHOE ENERGY INC
filed 2012-08-09
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number: 000-30586

Ivanhoe Energy Inc.

(Exact name of registrant as specified in its charter)

Yukon, Canada	98-0372413
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

654-999 Canada Place

Vancouver, BC, Canada V6C 3E1

(604) 688-8323

(Address and telephone number of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As at July 31, 2012, Ivanhoe Energy Inc. had 344,139,428 Common Shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

(US$000s)	Note	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	3	27,416	16,890
Restricted cash	4	20,500	20,500
Accounts receivable		5,377	7,859
Note receivable		225	227
Prepaid and other		1,282	1,411
Assets held for sale	5	52,660	41,902

		107,460	88,789

Intangible	6	295,723	273,986
Property, plant and equipment	7	49,002	46,979
Long term receivables		5,295	3,956

		457,480	413,710

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		34,181	15,548
Debt	8	38,348	—
Derivative instruments	9	—	183
Income taxes		947	641

		73,476	16,372

Long term debt	8	62,235	61,892
Long term derivative instruments	9, 10	60	1,617
Long term provisions		2,727	1,919
Deferred income taxes		18,041	17,773

		156,539	99,573

Shareholders’ Equity
Share capital	12	586,108	586,108
Contributed surplus	13	28,693	26,524
Accumulated deficit		(313,860)	(298,495)

		300,941	314,137

		457,480	413,710

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s, except share and per share amounts)	Note	2012	2011	2012	2011
Revenue
Oil		11,292	9,389	19,200	17,508
Interest		5	143	11	210

		11,297	9,532	19,211	17,718

Expenses and other
Operating	15	4,846	5,339	9,494	9,862
Exploration and evaluation	6	152	—	152	—
General and administrative		10,400	11,744	20,887	25,161
Depletion and depreciation	7	2,401	1,891	4,237	3,722
Foreign currency exchange gain		(1,760)	(238)	(794)	(463)
Derivative instruments gain	9	(1,262)	(6,071)	(1,732)	(7,200)
Finance		470	359	586	367
Other expenses	8	—	—	309	—

		15,247	13,024	33,139	31,449

Loss before income taxes		(3,950)	(3,492)	(13,928)	(13,731)

Recovery of (provision for) income taxes
Current		(821)	(477)	(1,169)	(799)
Deferred		68	(142)	(268)	(707)

		(753)	(619)	(1,437)	(1,506)

Net loss and comprehensive loss		(4,703)	(4,111)	(15,365)	(15,237)

Net loss per common share, basic and diluted		(0.01)	(0.01)	(0.04)	(0.04)

Weighted average number of common shares
Basic and diluted (000s)		344,139	338,432	344,139	341,197

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
(US$000s, except share amounts)	Note	Shares (000s)	Amount	Contributed Surplus	Accumulated Deficit	Total
Balance January 1, 2011		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		—	—	—	(15,237)	(15,237)
Exercise of stock options		984	4,164	(2,231)	—	1,933
Exercise of purchase warrants		8,621	31,047	—	—	31,047
Share-based compensation expense	13	—	—	3,235	—	3,235

Balance June 30, 2011		343,970	585,773	24,145	(288,456)	321,462

		Share Capital
(US$000s, except share amounts)	Note	Shares (000s)	Amount	Contributed Surplus	Accumulated Deficit	Total
Balance January 1, 2012		344,139	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss				—	(15,365)	(15,365)
Funding of equity-settled share-based awards		—	—	(54)	—	(54)
Share-based compensation expense	13	—	—	2,223	—	2,223

Balance June 30, 2012		344,139	586,108	28,693	(313,860)	300,941

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s)	Note	2012	2011	2012	2011
Operating Activities
Net loss		(4,703)	(4,111)	(15,365)	(15,237)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	7	2,401	1,891	4,237	3,722
Exploration and evaluation expense	6	152	—	152	—
Share-based compensation expense	13	1,003	1,471	2,239	3,247
Unrealized foreign currency exchange loss (gain)		(1,669)	(1,553)	(620)	(1,780)
Unrealized derivative instruments gain	9	(1,262)	(6,071)	(1,732)	(7,200)
Current income tax expense		821	477	1,169	799
Deferred income tax expense		(68)	142	268	707
Finance expense		470	359	586	367
Finance costs		—	269	—	269
Other expenses	8	—	—	309	—
Other		(2)	(106)	(1)	(12)
Current income tax paid		(381)	(267)	(864)	(324)
Interest paid		(302)	—	(302)	—
Share-based payments		(110)	—	(166)	—
Changes in non-cash working capital items	16	(534)	1,044	(986)	1,978

Net cash used in operating activities		(4,184)	(6,455)	(11,076)	(13,464)

Investing Activities
Intangible expenditures		(19,509)	(13,906)	(28,050)	(23,772)
Property, plant and equipment expenditures		(5,110)	(3,514)	(5,494)	(7,463)
Long term receivables		(964)	(316)	(1,338)	(463)
Interest paid		(2,553)	15	(2,553)	(1,003)
Changes in non-cash working capital items	16	17,538	1,082	21,673	4,578

Net cash used in investing activities		(10,598)	(16,639)	(15,762)	(28,123)

Financing Activities
Debt proceeds, net of transaction costs	8	—	72,914	37,282	72,914
Proceeds from exercise of options and warrants		—	59	—	29,873
Changes in non-cash working capital items	16	—	(28)	—	(47)

Net cash provided by financing activities		—	72,945	37,282	102,740

Foreign exchange gain on cash and cash equivalents held in a foreign currency		(62)	2,659	82	3,838

(Decrease) increase in cash and cash equivalents, for the period		(14,844)	52,510	10,526	64,991
Cash and cash equivalents, beginning of period		42,260	80,798	16,890	68,317

Cash and cash equivalents, end of period		27,416	133,308	27,416	133,308

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed company incorporated in Canada, with limited liability under the legislation of the Yukon. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The head office and principal address of the Company are located at 999 Canada Place, Suite 654, Vancouver, British Columbia, Canada, V6C 3E1. The registered and records office of the Company is located at 300-204 Black Street, Whitehorse, Yukon, Canada, Y1A 2M9.

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

The June 30, 2012 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At June 30, 2012, Ivanhoe had an accumulated deficit of $313.9 million and working capital deficit of $18.7 million, excluding assets held for sale. In the six months ended June 30, 2012, cash used in operating activities was $11.1 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2012, there is material uncertainty that casts substantial doubt that the Company will be able to continue as a going concern.

The June 30, 2012 Financial Statements were approved by the Board of Directors and authorized for issue on July 27, 2012.

The Financial Statements are presented in US dollars and all values are rounded to the nearest thousand dollars except where otherwise indicated.

2. BASIS OF PRESENTATION

2.1 Statement of Compliance

The Financial Statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” (“IAS 34”), using accounting policies consistent with IFRS as issued by the IASB. The Financial Statements are not subject to qualification relating to the application of IFRS as issued by the IASB.

The Financial Statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2011 prepared in accordance with IFRS. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s first annual IFRS consolidated financial statements for the year ended December 31, 2011.

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

3. CASH AND CASH EQUIVALENTS

	June 30, 2012	December 31, 2011
Cash at banks and on hand	27,416	16,867
Restricted cash	—	23

	27,416	16,890

4. RESTRICTED CASH

	June 30, 2012	December 31, 2011
Ecuador performance bond	500	500
Zitong performance bond	20,000	20,000

	20,500	20,500

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of a supplementary agreement to the Contract for Exploration, Development and Production in Zitong Block, Sichaun Basin with China National Petroleum Corporation (“CNPC”) for the Zitong block.

5. ASSETS HELD FOR SALE

Sunwing Zitong Energy (“SZE”), a wholly owned subsidiary of the Company, signed a binding Memorandum of Understanding to assign 100% of its participating interest in the Zitong Production Sharing Contract (“PSC”) to Shell China Exploration and Production Company Limited (“Shell”). The transaction is subject to government approvals and other prescribed conditions. There is no assurance that this transaction will close on the terms presently contemplated or at all.

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

The carrying value of the Zitong asset, which is comprised of exploration and evaluation (“E&E”) expenditures, was $52.7 million at June 30, 2012 (December 31, 2011 – $41.9 million); the property was previously reported in the Asia segment.

6. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance January 1, 2011	38,135	123,755	19,525	181,415	92,153	273,568
Additions	23,094	9,697	12,303	45,094	—	45,094
Exploration and evaluation expense	(2,124)	—	(650)	(2,774)	—	(2,774)
Assets reclassified as held for sale	(41,902)	—	—	(41,902)	—	(41,902)

Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	229	4,877	16,783	21,889	—	21,889
Exploration and evaluation expense	—	(152)	—	(152)	—	(152)

Balance June 30, 2012	17,432	138,177	47,961	203,570	92,153	295,723

In the six months ended June 30, 2012, $0.9 million (year ended December 31, 2011 – $2.1 million) of employee benefits directly attributable to E&E assets were capitalized. In addition, in the six months ended June 30, 2012, nil (year ended December 31, 2011 – $0.3 million) related to share-based compensation costs were capitalized to E&E assets.

Amortization of the HTL™ technology has not commenced and its carrying value had not been impaired since it was acquired in 2005.

7. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment				Other Assets	Total PP&E
	Asia	Canada	Latin America	Total
Cost
Balance January 1, 2011	35,939	—	—	35,939	13,009	48,948
Additions	12,923	—	—	12,923	1,471	14,394
Disposals	—	—	—	—	(3)	(3)

Balance December 31, 2011	48,862	—	—	48,862	14,477	63,339
Additions	6,144	—	—	6,144	116	6,260

Balance June 30, 2012	55,006	—	—	55,006	14,593	69,599

Accumulated Depletion and Depreciation
Balance January 1, 2011	6,196	—	—	6,196	2,134	8,330
Depletion and depreciation	6,899	—	—	6,899	1,132	8,031
Disposals	—	—	—	—	(1)	(1)

Balance December 31, 2011	13,095	—	—	13,095	3,265	16,360
Depletion and depreciation	3,676	—	—	3,676	561	4,237

Balance June 30, 2012	16,771	—	—	16,771	3,826	20,597

Net Book Value
As at December 31, 2011	35,767	—	—	35,767	11,212	46,979
As at June 30, 2012	38,235	—	—	38,235	10,767	49,002

Oil and Gas Property and Equipment

In the six months ended June 30, 2012, $0.1 million (year ended December 31, 2011 – $0.1 million) of employee benefits directly attributable to property, plant and equipment (“PP&E”) were capitalized.

Other Assets

Other assets include the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures.

Security

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Company’s oil sands leases in the Athabasca region of Canada (“Tamarack”), the Company will make a cash payment to Talisman Energy Canada (“Talisman”) of up to Cdn$15.0 million, as a contingent, final payment for the 2008 acquisition of the oil sands leases (Note 11). The contingent payment is secured by a first fixed charge and security interest in favor of Talisman, including over the oil sands leases, and a general security interest in all of the Company’s present and after acquired property, other than equity interests in the Company’s subsidiaries (through which it holds assets in China, Mongolia and Ecuador and the HTL™ technology). Talisman has agreed to subordinate its security interest in the Tamarack oil sands leases and related assets to UBS Securities LLC and certain of its affiliates (“UBS”) until the loan provided by UBS to the Company through a credit agreement signed in March 2012 (Note 8) is repaid.

8. DEBT

Interest incurred for all outstanding debt was recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense	475	352	572	352
Capitalized to E&E	2,010	677	3,723	1,374
Capitalized to PP&E	463	—	729	—

Total interest incurred	2,948	1,029	5,024	1,726

8.1 Short Term Debt

In March 2012, the Company signed a credit agreement with UBS providing for a $50.0 million loan from UBS (“UBS Loan”). The UBS Loan includes an initial draw of $30.0 million and Ivanhoe may elect to draw an additional $20.0 million of principal. Subsequent to quarter end, the Company elected to draw an additional $20.0 million of principal in July 2012. Borrowed amounts incur interest at a per annum rate equal to one month Libor plus 10% for the first six months of the UBS Loan which escalates by 1% per month thereafter; interest is payable monthly. The UBS Loan matures on March 23, 2013 and is secured by the Tamarack oil sands leases and related assets, and by a charge over the shares of three of the Company’s subsidiaries: Sunwing Holding Corporation, Sunwing Energy Ltd. and Sunwing Zitong Energy Ltd.

8.2 Convertible Short Term Debt

Ivanhoe entered into an unsecured loan agreement on December 30, 2011 with Ivanhoe Capital Finance Ltd. (“ICFL”), a company wholly owned by Robert Friedland, for a $10.0 million loan (“ICFL Loan”). The funds were advanced to the Company on January 3, 2012. The outstanding balance is subordinate in repayment to all amounts owing under the UBS Loan. Interest on the loan is 10% per annum, calculated monthly and due upon maturity.

On March 14, 2012, the ICFL Loan agreement was amended to provide that, at ICFL’s option, the outstanding principal may be converted into 10,484,375 common shares of the Company, at a price of Cdn$0.96 per common share, and the maturity date was extended to March 31, 2013. The debt component is carried at amortized cost and, on the date of amendment, the equity option was valued at nil using the residual method. The amendment was treated as an extinguishment of the original loan with recognition of the amended loan resulting in the remaining deferred financing costs of $0.3 million being expensed in the first quarter of 2012.

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

The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was bifurcated and recognized at fair value as a long term derivative liability (Note 10) with changes in value recorded each period in the statement of loss. The carrying amount of the debt component of the Convertible Debentures at June 30, 2012 was $62.2 million (December 31, 2011 – $61.9 million). The June 30, 2012 carrying value of the unamortized bifurcated derivative and transaction costs was $9.2 million.

9. FINANCIAL INSTRUMENTS

9.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	June 30, 2012	December 31, 2011
Short Term Debt
Carrying amount	38,348	—
Fair value	39,340	—
Long Term Debt
Carrying amount	62,235	61,892
Fair value	49,323	51,901

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at June 30, 2012.

9.2 Financial Instruments Measured at Fair Value Through Profit and Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, “Financial Instruments: Disclosures,” as described below:

• Level 1 –	using quoted prices in active markets for identical assets or liabilities.

• Level 2 –	using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

• Level 3 –	using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

	Level 1	Level 2			Level 3
	2006 Purchase Warrants	2009 & 2010 Purchase Warrants	2008 Convertible Component of Debt	2011 Convertible Component of Debentures	Subsidiary Option	Total Fair Value
Balance January 1, 2011	5,615	1,616	1,216	—	—	8,447
Issuance of convertible debentures	—	—	—	9,852	—	9,852
Exercise of options	(2)	(3,107)	—	—	—	(3,109)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(7,810)	183	(9,142)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	—	—	—	(3,823)
Foreign exchange gains	—	—	—	(425)	—	(425)

Balance December 31, 2011	—	—	—	1,617	183	1,800
Derivative gains through profit and loss	—	—	—	(1,549)	–	(1,549)
Expiration of derivatives through profit or loss	—	—	—	—	(183)	(183)
Foreign exchange gains	—	—	—	(8)	—	(8)

Balance June 30, 2012	—	—	—	60	—	60

The gain on derivative instruments of $1.7 million for the six months ended June 30, 2012 (six months ended June 30, 2011 – $7.2 million, year ended December 31, 2011 – $13.0 million) originated from the expiration and revaluation of derivative instruments measured at FVTPL.

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

Interest Rate Risk

As at June 30, 2012, the Company had borrowed $30.0 million under the UBS Loan. Subsequent to quarter end, the Company elected to draw an additional $20.0 million of principal in July 2012. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $25,000 per month. Similarly, a 1% decrease in the interest rate on the UBS Loan would decrease Ivanhoe’s net loss by approximately $25,000 per month.

10. DERIVATIVE INSTRUMENTS

The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011. The outstanding principal amount is convertible into common shares of the Company. The fair value of the convertible component was $0.1 million at June 30, 2012, calculated with the Black-Scholes valuation method using a risk-free interest rate of 1.25%, a dividend yield of 0.0%, a weighted average volatility factor of 40% and an expected life of 4.0 years.

If the volatility used to fair value the convertible component decreased by 10%, the fair value would decrease by $0.1 million. If volatility increased by 10%, the fair value of the convertible option would increase by $0.2 million.

11. COMMITMENTS AND CONTINGENCIES

11.1 Operating Lease Arrangements

In the six months ended June 30, 2012, the Company expended $0.8 million (2011 – $0.9 million) on operating leases relating to the rental of office space, which expire between 2012 and 2017.

At June 30, 2012, future net minimum payments for operating leases were:

2012	967
2013	1,432
2014	595
2015	401
After 2015	502

3,897

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

In the ordinary course of business, the Company is subject to legal proceedings being brought against it. While the final outcome of these proceedings is uncertain, the Company believes that these proceedings, in the aggregate, are not reasonably likely to have a material effect on its financial position.

12. SHAREHOLDERS’ EQUITY

12.1 Share Capital

Authorized	Unlimited common shares with no par value Unlimited preferred shares with no par value

Issued and Outstanding	344,139,428 common shares (December 31, 2011 – 344,139,428) Nil preferred shares (December 31, 2011 – nil)

See the Unaudited Condensed Consolidated Statements of Changes in Equity for the change in common shares issued in the six months ended June 30, 2012 and 2011.

12.2 Contributed Surplus

Contributed surplus at June 30, 2012 consisted solely of share-based compensation expense from equity settled awards.

13. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, or capitalized to E&E assets as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Share-based expense related to
Equity settled transactions	1,069	1,459	2,223	3,235
Cash settled transactions	(66)	12	16	12

Total share-based expense	1,003	1,471	2,239	3,247
Share-based payments capitalized as E&E assets	—	335	—	335

13.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	June 30, 2012		December 31, 2011
	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, beginning of period	15,748	2.14	16,927	2.24
Granted	2,783	0.96	2,924	2.06
Exercised	—	—	(1,687)	2.44
Expired	(463)	2.22	(710)	2.90
Forfeited	(871)	2.20	(1,706)	2.46

Outstanding, end of period	17,197	1.95	15,748	2.14

Exercisable, end of period	8,949	2.13	8,231	2.13

Shares authorized for issue under the option plan at June 30, 2012 were 24.1 million (December 31, 2011 – 24.1 million).

There were no stock options exercised in the six months ended June 30, 2012. The weighted average share price per option at the date of exercise for stock options exercised in the six months ended June 30, 2011 was Cdn$3.28.

The weighted average fair value of stock options granted from the stock option plan during the six months ended June 30, 2012 was Cdn$0.69 (2011 – Cdn$1.61) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended June 30,	2012	2011
Expected life (in years)	6.3	6.3
Volatility (1)	73.8%	74.5%
Dividend yield	—	—
Risk-free rate	1.7%	2.7%
Estimated forfeiture rate	7.9%	6.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The	following table summarizes information in respect of stock options outstanding and exercisable at June 30, 2012:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.86 to 1.29	3,698	6.7	0.95
1.30 to 1.89	3,943	1.3	1.61
1.90 to 2.79	8,341	4.1	2.36
2.80 to 3.44	1,215	4.5	3.26

	17,197	4.0	1.95

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

Details of transactions under the Company’s RSU plan are as follows:

	June 30, 2012		December 31, 2011
	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, beginning of period	937	1.53	—	—
Granted	2,498	0.69	1,115	1.62
Vested	(283)	1.14	—	—
Forfeited	(143)	1.10	(178)	2.08

Outstanding, end of period	3,009	0.77	937	1.53

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the six months ended June 30, 2012 was Cdn$0.69 per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended June 30,	2012	2011
Expected life (in years)	2.0	3.0
Volatility (1)	68.9%	62.7%
Dividend yield	—	—
Risk-free rate	1.2%	1.7%
Estimated forfeiture rate	20.0%	6.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

June 30, 2012
Current liabilities related to RSUs	107
Long term liabilities related to RSUs	67
Intrinsic value of vested RSUs	164

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

The following tables present the Company’s segment loss, capital investments and identifiable assets and liabilities.

	Asia	Canada	Latin America	Technology Development	Corporate	Total
Segment revenue (1)
For the three months ended June 30, 2012	11,292	—	—	—	5	11,297
For the three months ended June 30, 2011	9,391	—	—	—	141	9,532

For the six months ended June 30, 2012	19,201	—	—	—	10	19,211
For the six months ended June 30, 2011	17,511	—	—	—	207	17,718
Segment income (loss)
For the three months ended June 30, 2012	1,116	(1,028)	(1,600)	(2,061)	(1,130)	(4,703)
For the three months ended June 30, 2011	461	(979)	(2,160)	(2,759)	1,326	(4,111)

For the six months ended June 30, 2012	940	(2,456)	(2,543)	(4,190)	(7,116)	(15,365)
For the six months ended June 30, 2011	(1,711)	(2,286)	(3,867)	(5,007)	(2,366)	(15,237)
Segment assets (2)
As at June 30, 2012	122,972	138,675	60,022	102,201	33,610	457,480
As at December 31, 2011	107,902	133,880	40,216	102,435	29,277	413,710
Segment liabilities (3)
As at June 30, 2012	154,750	151,779	84,210	91,778	(325,978)	156,539
As at December 31, 2011	140,621	144,531	64,362	87,822	(337,763)	99,573
Capital investments – Intangible
For the three months ended June 30, 2012	9,488	642	9,379	—	—	19,509
For the three months ended June 30, 2011	7,607	1,806	4,493	—	—	13,906

For the six months ended June 30, 2012	10,094	2,751	15,205	—	—	28,050
For the six months ended June 30, 2011	14,106	3,847	5,819	—	—	23,772
Capital investments – Property, plant and equipment
For the three months ended June 30, 2012	5,110	—	—	—	—	5,110
For the three months ended June 30, 2011	2,755	—	(5)	764	—	3,514

For the six months ended June 30, 2012	5,419	—	—	34	41	5,494
For the six months ended June 30, 2011	6,301	—	58	1,104	—	7,463

(1)	All oil revenues in Asia are generated from the sale of oil production in China to one customer.
(2)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale.
(3)	Liabilities for Corporate include intercompany receivables of $454.6 million at June 30, 2012 (December 31, 2011—$428.7 million) resulting in a negative balance.

15. OPERATING EXPENSES

Operating expenses for the Company are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asia
Field operating	1,547	1,692	3,283	3,315
Windfall levy	2,270	2,182	3,728	3,759
Engineering support	108	103	226	213

	3,925	3,977	7,237	7,287
Technology Development
FTF operating costs	921	1,362	2,257	2,575

Total operating costs	4,846	5,339	9,494	9,862

The windfall levy is imposed by China’s Ministry of Finance at the progressive rates from 20% to 40% on the portion of the monthly weighted average sales price of the crude oil lifted in China exceeding US$55.00 per barrel.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in Non-Cash Activities

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating activities
Accounts receivable	1,684	(2,022)	2,475	(2,646)
Note receivable	4	2	1	33
Prepaid and other current assets	223	(214)	167	(148)
Accounts payable and accrued liabilities	(2,445)	3,278	(3,629)	4,739

	(534)	1,044	(986)	1,978

Investing activities
Accounts receivable	18	80	5	556
Prepaid and other current assets	(4)	1,509	(37)	2,241
Accounts payable and accrued liabilities	17,524	(507)	21,705	1,781

	17,538	1,082	21,673	4,578

Financing activities
Accounts payable and accrued liabilities	—	(28)	—	(47)

	17,004	2,098	20,687	6,509

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

The breakdown of the related party expenses for the three and six months ended June 30 is as follows:

		Three months ended June 30,		Six months ended June 30,
Related Party	Nature of Transaction	2012	2011	2012	2011
Global Mining Management Corp.	Administration	25	116	184	329
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	600	600
I2MS.Net PTE Ltd.	Information systems	47	50	94	108
Ivanhoe Capital Services Ltd.	Administration	104	29	176	121
SouthGobi Resources Ltd.	Administration	—	26	38	77
1092155 Ontario Inc.	HTL™ technology	12	8	24	20
Ivanhoe Capital PTE Ltd.	Administration	—	46	—	115
Ivanhoe Capital Finance Ltd.	Financing	168	—	993	—

		656	575	2,109	1,370

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	June 30, 2012	December 31, 2011
Global Mining Management Corp.	Administration	15	52
I2MS.Net PTE Ltd.	Information systems	15	18
SouthGobi Resources Ltd.	Administration	—	13
Ivanhoe Capital Services Ltd.	Administration	44	93
Ivanhoe Capital PTE Ltd.	Administration	—	7
Ivanhoe Capital Finance Ltd.	Financing	10,493	—

		10,567	183

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

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to statements relating to or associated with individual wells, regions or projects. Forward-looking statements include statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future earnings; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long-term assets; ultimate recoverability of reserves or resources; expected operating costs; the expectation of negotiating of an extension to certain of the Company’s petroleum agreements; the expectation of the Company’s ability to comply with the newly enacted safety and environmental rules; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions, that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are relevant in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”). Such factors include, but are not limited to: the Company’s history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, China, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador, China and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and unanticipated variances in the implementation of the Company's capital investment plans and strategies.

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

Advisories

This Form 10-Q should be read in conjunction with the Company’s June 30, 2012 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2011 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

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

As generally used in the oil and gas business and throughout this Form 10-Q, the following terms have the following meanings:

bbl	= barrel	mboe	= thousands of barrels of oil equivalent

bbls/d	= barrels per day	mboe/d	= thousands of barrels of oil equivalent per day

boe	= barrel of oil equivalent	mcf	= thousands of cubic feet

boe/d	= barrels of oil equivalent per day	mmbbls	= million barrels

mbbls	= thousand barrels	mmbls/d	= million barrels per day

mbbls/d	= thousand barrels per day

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

Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s website (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (403) 261-1700. Alternatively, the SEC and the CSA each maintains a website (www.sec.gov and www.sedar.com) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained. Copies of the charters for each of the committees of the Company's board of directors are available through the Company’s website at www.ivanhoeenergy.com/index.php?page=mandate_of_the_boardcommittee_overview.

HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
($000, except as stated)	2012	2011	2012	2011
Average daily production (bbls/d)	1,017	940	894	973
Realized oil prices ($/bbl)	121.99	109.71	118.01	99.38
Oil revenue	11,292	9,389	19,200	17,508
Capital expenditures	24,619	17,420	33,544	31,235

Cash flow used in operating activities	(4,184)	(6,455)	(11,076)	(13,464)
Net loss	(4,703)	(4,111)	(15,365)	(15,237)
Net loss per share, basic and diluted	(0.01)	(0.01)	(0.04)	(0.04)

Ivanhoe’s oil revenue in the three months ended June 30, 2012 increased from the second quarter of 2011 due to a combination of increased net volumes and higher pricing. Oil production from the Dagang field in China was relatively constant. However, the terms of the production sharing contract stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs will be reimbursed through the receipt of additional oil sales. Due to higher capital activity at Dagang in the current quarter, more oil production was allocated to Ivanhoe in the three months ended June 30, 2012.

The net loss in the three months ended June 30, 2012 was $4.7 million compared to a $4.1 million net loss in the second quarter of 2011. Although the current quarter benefitted from higher revenue and lower general and administrative expenses, unrealized derivative instrument gains were smaller in the second quarter of 2012 compared to the second quarter of 2011.

Capital expenditures for the Company totaled $24.6 million in the second quarter of 2012. In China, Ivanhoe focused on a 160 square kilometer, 3-D seismic acquisition program at Zitong as well as drilling two wells, completing one well and continuing the fracture stimulation program at Dagang.

In Canada, the regulatory approval process for the Tamarack Project continued to advance. The Company has been working with regulators to answer technical questions and with local area stakeholders to address their specific areas of interest. Responses to the regulator’s second round of Supplemental Information Requests were submitted on July 6, 2012. Although the Company anticipates receiving approval of the application by the end of 2012, timing is subject to the pace of the regulatory process.

In Ecuador, the Company commenced drilling the IP-17 exploration well in the first quarter of 2012 to evaluate the potential of the southern part of the Pungarayacu field. Drilling continued throughout the second and third quarters and the Company drilled to a total depth of 13,594 feet, where the well was cased and suspended. The well confirmed the presence of hydrocarbons in the Hollin and Napo formations and evaluated the potential of the deeper, pre-cretaceous structures. While hydrocarbons were found in the Hollin and Napo formations, the reservoir in the immediate vicinity of the well was not suitable for commercial exploitation. Additional work is required to explain the Hollin and Napo reservoir characteristics south of the Napo river. In the pre-cretaceous, the well did not have commercial quantities of hydrocarbons, but the evaluation does show good indications that the formations have the potential of generating and storing hydrocarbons.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asia (net bbls)
Dagang	88,993	81,664	155,122	168,529
Daqing	3,577	3,917	7,585	7,651

Total production	92,570	85,581	162,707	176,180

Average daily production (bbls/d)	1,017	940	894	973

Pricing
Average realized oil price ($/bbl)	121.99	109.71	118.01	99.38
Average Brent ($/bbl)	108.33	117.33	113.03	111.14

Oil Revenue

Ivanhoe’s oil revenue in the three and six months ended June 30, 2012 increased from the comparable periods in 2011. In the second quarter of 2012, revenue increased in comparison to the second quarter of 2011 due to a combination of higher net production volumes as well as higher realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the Company’s production sharing contract at Dagang with China National Petroleum Corporation (“CNPC”) stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs are reimbursed through the receipt of additional oil sales.

Revenue was higher in the first six months of 2012 than in the first half of 2011 as a result of stronger realized prices, despite lower net production volumes. Less oil production was allocated to Ivanhoe in the first half of 2012 than in 2011 due to lower capital activity at Dagang in comparison to the prior year.

Net Revenue from Operations

	Three months ended June 30,		Six months ended June 30,
($/bbl)	2012	2011	2012	2011
Oil revenue(1)	121.99	109.71	118.01	99.38
Less operating costs
Field operating	(16.70)	(19.76)	(20.17)	(18.81)
Windfall Levy	(24.52)	(25.51)	(22.91)	(21.34)
Engineering and support costs	(1.18)	(1.20)	(1.40)	(1.21)

Net operating revenue(1)	79.59	63.24	73.53	58.02
Depletion	(22.99)	(18.74)	(22.60)	(18.03)

Net revenue from operations(1)	56.60	44.50	50.93	39.99

(1)	Oil revenue per barrel, net operating revenue per barrel and net revenue from operations per barrel do not have standardized meanings prescribed by IFRS and therefore may not be comparable to similar measures used by other companies. Please refer to the Non-IFRS Financial Measures under the Advisories section in this MD&A for more details.

Operating Costs

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asia
Field operating	1,547	1,692	3,283	3,315
Windfall Levy	2,270	2,182	3,728	3,759
Engineering support	108	103	226	213

	3,925	3,977	7,237	7,287
Technology Development
FTF operating costs	921	1,362	2,257	2,575

Total operating costs	4,846	5,339	9,494	9,862

Total operating costs in China in the three months ended June 30, 2012 were consistent with the second quarter of 2011. However, operating costs per barrel were $4.07/bbl lower in the three months ended June 30, 2012 than in the comparable period due to higher production volumes in the current quarter. Field operating costs per barrel were lower in the current quarter as staff activity was concentrated on capital activities in Dagang and, as a result, staff costs were capitalized rather than expensed. The Company completed fewer maintenance workovers in 2012 than in the prior year, which also resulted in lower field costs and the Windfall Levy per barrel was lower in the current quarter as the Windfall Levy threshold increased to $55.00/bbl on November 1, 2011.

Similarly, total operating costs in China were consistent for the first half of 2012 and 2011. However, operating costs were $3.12/bbl higher in the six months ended June 30, 2012 than in the comparable period. Field operating costs per barrel were higher in the first half of 2012 due to less capital activity in the Dagang field while the Windfall Levy per barrel was greater in the first half of 2012 as a result of higher realized prices.

Operating costs for technology development were incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas. FTF operating costs in the three and six months ended June 30, 2012 were lower than in the comparable periods due to more streamlined data collection and analysis during project testing in the second quarter of 2012.

General and Administrative

G&A expenses were $1.3 million lower in the three months ended June 30, 2012 than in the second quarter of 2011. Due to reduced activity in the Company’s Asia segment and streamlining operations in Canada and Latin America, staff and travel costs were $0.3 million lower in the current quarter than in the comparable period. Non-cash stock based compensation was $0.5 million lower in the current quarter than in the second quarter of 2011 and contract engineering costs related to Ivanhoe’s HTLTM technology decreased $0.3 million in the current quarter compared to the second quarter of 2011, both of which were marginally offset by minor cost increases in other areas.

G&A expenses were $4.3 million lower in the six months ended June 30, 2012 than in the first half of 2011. The reduction is primarily attributable to $2.5 million of staff bonuses that were paid, but not accrued for, in the first quarter of 2011. Non-cash stock based compensation was $1.0 million lower to date in 2012 compared to the first half of 2011. Due to reduced activity in the Company’s Asia segment, staff and contractor costs were $1.0 million lower in the six months ended June 30, 2012 than in the comparable period.

Depletion and Depreciation

Depletion and depreciation charges in the three and six months ended June 30, 2012 were $0.5 million higher over comparable periods due to higher depletion costs in Asia. Depletion in Asia in the current quarter was higher than in the second quarter of 2011 due to a combination of higher production volumes and a higher depletion rate. The depletion rate rose as a result of lower reserves assigned to Dagang at December 31, 2011.

Depletion in the first half of 2012 was also higher than in the first half of 2011, but the increase was predominantly a result of the higher depletion rate, which was slightly offset by lower year over year production volumes.

The FTF depreciation expense was consistent with the comparable periods in 2011.

Foreign Exchange

The Company recognized a foreign exchange gain of $1.8 million in the second quarter of 2012 in comparison to a gain of $0.2 million in the three months ended June 30, 2011. In the current quarter, the Canadian dollar weakened in comparison to the US dollar, creating a gain on the translation of the Company’s Cdn$73.3 million convertible debentures (“Convertible Debentures”) into US dollars, which was marginally offset by foreign exchange losses on the Company’s Canadian dollar cash and accounts payable balances. In comparison, the Canadian dollar weakened only slightly against the US dollar in the second quarter of 2011, resulting in a foreign exchange gain of $0.2 million.

In the first half of 2012, the foreign exchange gain was greater than in the first half of 2011. Changes in the exchange rates and holding less Canadian dollar cash resulted in a gain of $0.8 million in the first half of 2012. Ivanhoe held higher amounts of Canadian dollar debt in the first half of 2011, however, gains on the translation of the Company’s Canadian dollar denominated debt were partially offset by losses on the translation of Canadian dollar cash.

Derivative Instruments

In the second quarter of 2012, Ivanhoe recognized an unrealized gain of $1.3 million on the revaluation of the convertible component of the Convertible Debentures. In comparison, the Company recognized an unrealized gain of $6.1 million on its derivative liabilities in the second quarter of 2011. The expiry of the Company’s 2006 purchase warrants resulted in a gain of $2.3 million; a gain of $0.7 million was recognized on the revaluation of the convertible portion of the convertible note, and the revaluation of the convertible portion of the Convertible Debentures created a gain of $2.2 million in the second quarter of 2011. The revaluation of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries (“Subsidiary Option”) also created a gain of $0.9 million in the second quarter of 2011.

In the first half of 2012, the Company recognized an unrealized gain of $1.7 million on its derivative liabilities due to a $1.6 million gain on the revaluation of the convertible component of the Convertible Debentures and the expiration of the Subsidiary Option created a gain of $0.2 million. In comparison, the Company sustained an unrealized gain of $7.2 million in the first half of 2011. A combination of the expiry and revaluation of purchase warrants produced a gain of $4.1 million, while the revaluation of the convertible components of the convertible note and Convertible Debentures created gains of $1.2 million and $2.2 million, respectively, in the first half of 2011. These gains were offset by a $0.3 million loss on the revaluation of the Subsidiary Option.

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

	Total	2012	2013	2014	2015	After 2015
Short term debt and interest	43,793	1,771	42,022	—	—	—
Long term debt and interest	88,613	2,123	4,140	4,140	4,140	74,070
Zitong appraisal program	66,510	31,680	31,680	3,150	—	—
Ecuador drilling program	5,201	5,110	91	—	—	—
Decommissioning obligations(1)	3,520	—	385	—	—	3,135
Leases	3,897	967	1,432	595	401	502

Total	211,534	41,651	79,750	7,885	4,541	77,707

(1)	Represents undiscounted asset retirement obligations after inflation. The discounted value of these estimated obligations ($2.5 million) is provided for in the consolidated financial statements.

Short Term Debt and Interest

On December 30, 2011, Ivanhoe entered into a loan agreement with ICFL, a company wholly owned by Robert Friedland, for $10.0 million (“ICFL Loan”). The funds were advanced on January 3, 2012 and bear interest at a rate of 10.0% per annum. On March 14, 2012, the loan agreement was amended to provide that, at ICFL’s option, the outstanding principal may be converted into 10,484,375 common shares of the Company at a price of Cdn$0.96 per common share. The principal balance matures on March 31, 2013, or earlier upon the occurrence of certain events.

In March 2012, the Company entered into a one year credit agreement with UBS Securities LLC for a $50.0 million loan (“UBS Loan”). At June 30, 2012, the Company had drawn $30.0 million of principal on the UBS Loan, as reflected in the above table. Subsequent to quarter end, Ivanhoe elected to draw an additional $20.0 million of principal in July 2012. Borrowed amounts bear interest at one month Libor plus 10% for the first six months of the loan and escalate by 1% per month thereafter. Interest is payable monthly.

Long Term Debt and Interest

In June 2011, the Company issued Convertible Debentures, which mature on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on June 30 and December 31 of each year.

Zitong Appraisal Program

The terms of the Supplementary Agreement to the Contract for Exploration, Development and Production in Zitong Block, Sichuan Basin with CNPC call for the completion of an appraisal program by the end of June 2014. The work program consists of a 160 square kilometer seismic acquisition program, as well as drilling and completing three horizontal wells on the Guan and Wen structures.

Ecuador Drilling Program

At the end of February 2012, the Company began drilling the IP-17 exploration well to test both the Hollin and pre-cretaceous structures in the southern part of Block 20. Commitments associated with the well total $5.2 million.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At June 30, 2012, Ivanhoe estimated the total undiscounted, inflated cost to settle its asset retirement obligations in Canada, for the FTF in the US and in Ecuador was $3.5 million. These costs are expected to be incurred in 2013, 2029 and 2038, respectively. Ivanhoe does not make such a provision for decommissioning costs in connection with its oil and gas operations in China as dry holes are abandoned as they occur and productive wells will not be abandoned while the Company has an economic interest in the field.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash used in operating activities	(4,184)	(6,455)	(11,076)	(13,464)
Cash used in investing activities	(10,598)	(16,639)	(15,762)	(28,123)
Cash provided by financing activities	—	72,945	37,282	102,740

Ivanhoe’s cash flow from operating activities is not sufficient to meet its operating and capital obligations over the next twelve months. The Company intends to use its working capital to meet its commitments. However, additional sources of funding will be required to advance the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding such as public and private equity, debt markets and joint venture partners. However, there is no assurance that these sources of funding will be available to the Company in the future or available on acceptable terms.

Operating Activities

In the three and six months ended June 30, 2012, cash used in operating activities was less than in 2011 as a result of higher revenue and reduced G&A costs.

Investing Activities

Exploration and Evaluation Expenditures

Exploration and evaluation capital expenditures for the Company in the three months ended June 30, 2012 totaled $19.5 million. In China, Ivanhoe expended $9.5 million on a 160 square kilometer 3-D seismic program at Zitong. In Canada, the regulatory approval process for the Tamarack Project continued to progress and expenditures of $0.6 million were incurred to support the regulatory process. Expenditures of $9.4 million were incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador.

In the first half of 2012, exploration and evaluation capital expenditures totaled $28.1 million. In China, Ivanhoe expended $10.1 million on the seismic program at Zitong, expenditures to support the regulatory process at Tamarack were $2.8 million and costs incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador totaled $15.2 million.

Property, Plant and Equipment Expenditures

In the three and six months ended June 30, 2012, property, plant and equipment additions totaled $5.1 million and $5.5 million, respectively. The Company drilled two wells, completed one well and continued its fracture stimulation program at Dagang in the second quarter of 2012.

Financing Activities

In the first half of 2012, Ivanhoe received financing of $37.3 million, net of transaction costs, to support liquidity. Pursuant to an unsecured loan agreement signed in late 2011, the Company received $10.0 million from ICFL in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC. The loan consists of an initial tranche of $30.0 million and includes an accordion feature to increase the total amount by up to an additional $20.0 million.

Capital Structure

As at	June 30, 2012	December 31, 2011
Debt	38,348	—
Long term debt	62,235	61,892
Shareholders’ equity	300,941	314,137

At June 30, 2012, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets. Management does not consider this to be determinative that an impairment exists as there are factors which should be considered when interpreting Ivanhoe’s recent trading price, such as the Company’s low trading volumes, industry influences including commodity price concerns and larger macro-economic factors that have created an overall malaise in the capital and economic markets. Management does not believe the full value of the Company’s oil and gas assets or HTLTM technology is reflected in Ivanhoe’s current stock price. On May 24, 2012, the Company received a notification from the Listing Qualifications Department of the NASDAQ Stock Market ("Nasdaq") notifying the Company that the Company did not meet the minimum bid price requirements set forth in the Nasdaq Listing Rules. For additional information, refer to the Form 8-K filed on May 31, 2012.

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

Outlook

In China, implementation of the previously announced transaction to assign its interest in the Production Sharing Contract for the Zitong block in China’s Sichuan Basin to Shell China Exploration continues to advance. Closing is expected to occur once all the necessary approvals have been obtained. Management anticipates receiving the necessary approvals during the third quarter but can give no assurance as to when such approvals will actually be given.

In Canada, the regulatory approval process for the Tamarack project is continuing to progress. The Company has been working with regulators to answer technical questions and with local area stakeholders to address their specific areas of interest. Responses to the regulator’s second round of Supplemental Information Requests were submitted on July 6, 2012. The Company continues to anticipate receiving regulatory approval by the end of 2012. Project advancement, as currently envisaged, is subject to regulatory approval and financing.

In Ecuador, Management is in discussions with a potential strategic partner to establish a financial participation arrangement for Block 20. The Company’s objective is to finalize and implement these arrangements by the end of 2012. While Management is encouraged by the progress made to date, any potential arrangement remains subject to Ecuadorian Government approval and continued commercial negotiations such that Management can give no assurance that such arrangements will ultimately be established.

Ivanhoe continues to focus its HTLTM commercialization efforts on establishing midstream partnerships and business development activities for several projects in Latin America.

Management’s plans for financing future expenditures include traditional project financing, debt and mezzanine financing, the sale of non-current assets or the sale of equity securities as well as the potential for alliances or other arrangements with strategic partners. However, no assurances can be given that Ivanhoe will be able to enter into one or more strategic business alliances with third parties or that the Company will be able to sell non-core assets on acceptable terms or raise sufficient additional capital. If the Company is unable to enter into such business alliances or obtain adequate additional financing, the Company may be required to curtail its operations, which may include the sale or abandonment of assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2011 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 12, 2012, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of a lawsuit against the Company and related parties that had been filed on November 20, 2008 in the United States District Court for the District of Colorado. The plaintiffs in the case are Jack J. Grynberg and three affiliated companies. The recent ruling from the Tenth Circuit affirms the district court’s judgment dismissing the case without prejudice. The Court of Appeals has denied plaintiffs’ request for rehearing, but has not yet issued a mandate, which would finally conclude the current appellate proceeding.

The suit alleged bribery and other misconduct and challenged the propriety of a contract awarded to the Company’s wholly-owned subsidiary Ivanhoe Energy Ecuador Inc. to develop Ecuador’s Pungarayacu heavy oil field. The plaintiffs’ claims were for unspecified damages or ownership of the Company’s interest in the Pungarayacu field. The Company and related defendants filed motions to dismiss the lawsuit for lack of jurisdiction. The district court granted the motion and dismissed the case without prejudice. The district court also granted Mr. Robert Friedland’s request to sanction plaintiffs and plaintiffs’ counsel for their conduct related to bringing the suit by awarding Mr. Friedland fees and costs. The Ivanhoe corporate defendants, including the Company, also have been awarded costs and fees as the prevailing parties in the trial court.

The Court of Appeals’ July 12, 2012 order affirmed the district court’s judgment and related orders. The Court of Appeals also concluded that the Ivanhoe Corporate defendants, including the Company, are entitled to fees and costs they incurred on appeal. The Court of Appeals remanded the case to the district court for the limited purpose of computing a proper award of appellate fees and costs.

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000 and a portion of the Company’s interest in the Pungarayacu field. The plaintiffs seek other miscellaneous relief, including requests for a declaration of some of the parties’ rights and legal relations under a consulting agreement, attorneys' fees and certain litigation costs and expenses, disgorgement of the Company's past, current and/or future profits attributable to the Pungarayacu field and certain other fields in Ecuador, tort damages and exemplary and punitive damages, the imposition of constructive trusts over certain amounts and profits requested by the plaintiffs, and pre-judgment and post-judgment interest. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. The arbitration is in the early stages of proceeding. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time.

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

Interest Rate Risk

As at June 30, 2012, the Company had borrowed $30.0 million under the UBS Loan. Subsequent to quarter end, the Company elected to draw an additional $20.0 million of principal in July 2012. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable interest rate indebtedness would increase, even though the amount borrowed remained the same, and the Company’s net loss would increase. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $25,000 per month. Accordingly, an increase in interest rates from current levels could cause the Company’s annual debt service obligations to increase significantly.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:	/s/ Gerald D. Schiefelbein
Gerald D. Schiefelbein
Chief Financial Officer

Date: August 9, 2012