Form 10-Q
period 2012-09-30
IVANHOE ENERGY INC
filed 2012-11-08
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number: 000-30586

Ivanhoe Energy Inc.

(Exact name of registrant as specified in its charter)

Yukon, Canada	98-0372413
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As at October 31, 2012, Ivanhoe Energy Inc. had 344,139,428 Common Shares outstanding with no par value.

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		September 30,	December 31,
(US$000s)	Note	2012	2011
Assets
Current Assets
Cash and cash equivalents	3	16,882	16,890
Restricted cash	4	20,500	20,500
Accounts receivable		3,724	7,859
Note receivable		232	227
Prepaid and other		1,189	1,411
Assets held for sale	5	53,405	41,902

		95,932	88,789
Intangible	6	282,189	273,986
Property, plant and equipment	7	48,023	46,979
Long term receivables		6,419	3,956

		432,563	413,710

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	17	21,738	15,548
Short term debt	8	57,980	—
Derivative instruments	9	—	183
Income taxes		397	641

		80,115	16,372
Long term debt	8	65,410	61,892
Long term derivative instruments	9, 10	74	1,617
Long term provisions		3,122	1,919
Deferred income taxes		17,196	17,773

		165,917	99,573

Shareholders’ Equity
Share capital	12	586,108	586,108
Contributed surplus	13	28,945	26,524
Accumulated deficit		(348,407)	(298,495)

		266,646	314,137

		432,563	413,710

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s, except share and per share amounts)	Note	2012	2011	2012	2011
Revenue
Oil		8,797	10,769	27,997	28,277
Interest		11	219	22	429

		8,808	10,988	28,019	28,706

Expenses and other
Operating	15	4,231	5,489	13,725	15,351
Exploration and evaluation	6	22,648	2,143	22,800	2,143
General and administrative		10,628	12,239	31,515	37,400
Depletion and depreciation	7	2,134	2,131	6,371	5,853
Foreign currency exchange loss (gain)		2,649	(670)	1,855	(1,133)
Derivative instruments loss (gain)	9	11	(5,429)	(1,721)	(12,629)
Finance		1,502	431	2,088	798
Gain on derecognition of long term provision		—	(1,900)	—	(1,900)
Other expenses	8	—	—	309	—

		43,803	14,434	76,942	45,883

Loss before income taxes		(34,995)	(3,446)	(48,923)	(17,177)

Recovery of (provision for) income taxes
Current		(397)	(682)	(1,566)	(1,481)
Deferred		845	(29)	577	(736)

		448	(711)	(989)	(2,217)

Net loss and comprehensive loss		(34,547)	(4,157)	(49,912)	(19,394)

Net loss per common share, basic and diluted		(0.10)	(0.01)	(0.15)	(0.06)

Weighted average number of common shares Basic and diluted (000s)		344,139	338,592	344,139	342,173

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2011		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		—	—	—	(19,394)	(19,394)
Shares issued for services		169	335	—	—	335
Exercise of stock options		984	4,164	(2,231)	—	1,933
Exercise of purchase warrants		8,621	31,047	—	—	31,047
Share-based compensation expense	13	—	—	4,767	—	4,767

Balance September 30, 2011		344,139	586,108	25,677	(292,613)	319,172

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2012		344,139	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		—	—	—	(49,912)	(49,912)
Funding of equity-settled share-based awards		—	—	(54)	—	(54)
Share-based compensation expense	13	—	—	2,475	—	2,475

Balance September 30, 2012		344,139	586,108	28,945	(348,407)	266,646

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s)	Note	2012	2011	2012	2011
Operating Activities
Net loss		(34,547)	(4,157)	(49,912)	(19,394)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	7	2,134	2,131	6,371	5,853
Exploration and evaluation expense	6	22,648	2,143	22,800	2,143
Share-based compensation expense	13	336	1,680	2,575	4,927
Unrealized foreign currency exchange loss (gain)		2,103	636	1,483	(1,144)
Unrealized derivative instruments loss (gain)	9	11	(5,429)	(1,721)	(12,629)
Current income tax expense		397	682	1,566	1,481
Deferred income tax expense		(845)	29	(577)	736
Finance expense		1,502	431	2,088	798
Finance costs		—	—	—	269
Derecognition of long term provision		—	(1,900)	—	(1,900)
Other expenses	8	—	—	309	—
Other		14	25	13	13
Current income tax paid		(946)	(423)	(1,810)	(747)
Interest paid		(785)	—	(1,087)	—
Share-based payments		—	—	(166)	—
Changes in non-cash working capital items	16	4,889	(1,062)	3,903	916

Net cash used in operating activities		(3,089)	(5,214)	(14,165)	(18,678)

Investing Activities
Intangible and assets held for sale expenditures		(8,483)	(12,368)	(36,533)	(36,140)
Property, plant and equipment expenditures		(1,344)	(4,475)	(6,838)	(11,938)
Long term receivables		(1,134)	(845)	(2,472)	(1,308)
Interest paid		(556)	(1,039)	(3,109)	(2,042)
Changes in non-cash working capital items	16	(15,269)	(4,254)	6,404	324

Net cash used in investing activities		(26,786)	(22,981)	(42,548)	(51,104)

Financing Activities
Debt proceeds, net of transaction costs	8	18,694	—	55,976	72,914
Repayment of convertible note		—	(41,421)	—	(41,421)
Proceeds from exercise of options and warrants		—	—	—	29,873
Changes in non-cash working capital items	16	(16)	104	(16)	57

Net cash provided by (used in) financing activities		18,678	(41,317)	55,960	61,423

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		663	(5,628)	745	(1,790)

Decrease in cash and cash equivalents, for the period		(10,534)	(75,140)	(8)	(10,149)
Cash and cash equivalents, beginning of period		27,416	133,308	16,890	68,317

Cash and cash equivalents, end of period		16,882	58,168	16,882	58,168

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

The September 30, 2012 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At September 30, 2012, Ivanhoe had an accumulated deficit of $348.4 million and working capital deficit of $37.6 million, excluding assets held for sale. In the nine months ended September 30, 2012, cash used in operating activities was $14.2 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2012, there is material uncertainty that casts substantial doubt that the Company will be able to continue as a going concern.

The September 30, 2012 Financial Statements were approved by the Board of Directors and authorized for issue on October 24, 2012.

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

The Financial Statements are condensed as they do not include all of the information required for full annual financial statements, and they should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2011 prepared in accordance with IFRS issued by the IASB. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s first annual IFRS consolidated financial statements for the year ended December 31, 2011.

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

i. IFRS 9 Financial Instruments (“IFRS 9”)

The first phase of IFRS 9 was issued in November 2009 and is intended to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for reporting periods beginning on or after January 1, 2015. The full impact of this standard will not be known until the phases addressing hedging and impairments have been completed.

ii. IFRS 10 Consolidated Financial Statements (“IFRS 10”)

IFRS 10 was issued in May 2011 and sets a single basis for consolidation, that being control of an entity. IFRS 10 replaces portions of IAS 27, “Consolidated and Separate Financial Statements” and Standing Interpretations Committee 12, “Special Purpose Entities” that provide a single model on how entities should prepare consolidated financial statements. This standard is effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. The Company does not anticipate any changes to the consolidated financial statements as a result of this standard.

iii. IFRS 11 Joint Arrangements (“IFRS 11”)

IFRS 11, issued in May 2011, establishes principles for financial reporting by entities involved in a joint arrangement and distinguishes between joint operations and joint ventures. IFRS 11 supersedes the current IAS 31, “Interests in Joint Ventures” and Standing Interpretations Committee 13, “Jointly Controlled Entities-Non Monetary Contributions by Venturers” and is effective for reporting periods beginning on or after January 1, 2013, with earlier adoption permitted. The Company does not anticipate any changes to the consolidated financial statements as a result of this standard.

iv. IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”)

IFRS 12, issued in May 2011, establishes a single set of disclosure objectives, and requires minimum disclosures designed to meet those objectives, regarding interests in subsidiaries, joint arrangements, associates or unconsolidated structured entities. IFRS 12 is intended to combine the disclosure requirements on interests in other entities currently located throughout different standards. This standard is effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. The Company does not anticipate significant changes to its disclosure of interests in other entities as a result of this standard.

v. IFRS 13 Fair Value Measurements (“IFRS 13”)

IFRS 13, issued in May 2011, defines fair value, sets out a single IFRS framework for measuring fair value and requires disclosures about fair value measurements. IFRS 13 applies to IFRS that require or permit fair value measurements or related disclosures, except in specified circumstances. IFRS 13 is to be applied for reporting periods beginning on or after January 1, 2013, with earlier adoption permitted. The Company does not anticipate significant changes to its fair value measurements and related disclosures as a result of this standard.

vi. IAS 28 Investments in Associates and Joint Ventures (“IAS 28”)

IAS 28 was amended in 2011 and prescribes the accounting for investments in associates and sets out the requirements for the application of the equity method when accounting for investments in associates and joint ventures. IAS 28 is effective for reporting periods beginning on or after January 1, 2013, with earlier adoption permitted. The Company does not anticipate any changes to the consolidated financial statements as a result of this standard.

3. CASH AND CASH EQUIVALENTS

	September 30, 2012	December 31, 2011
Cash at banks and on hand	16,882	16,867
Restricted cash	—	23

	16,882	16,890

4. RESTRICTED CASH

	September 30, 2012	December 31, 2011
Ecuador performance bond	500	500
Zitong performance bond	20,000	20,000

	20,500	20,500

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of a supplementary agreement to the Contract for Exploration, Development and Production in Zitong Block, Sichaun Basin with China National Petroleum Corporation (“CNPC”) for the Zitong block.

5. ASSETS HELD FOR SALE

As at September 30, 2012 Sunwing Zitong Energy (“SZE”), a wholly owned subsidiary of the Company, had signed a binding Memorandum of Understanding to assign 100% of its participating interest in the Zitong Production Sharing Contract (“PSC”) to Shell China Exploration and Production Company Limited (“Shell”). The transaction is subject to government approvals and other prescribed conditions. Subsequent to quarter end, SZE signed the definitive Sale and Purchase Agreement (“SPA”). There is no assurance that this transaction will close, or close on the terms presently contemplated.

In exchange for SZE’s interest in the Zitong block, Ivanhoe will receive a cash payment of up to $85.0 million as reimbursement for past qualified and recoverable costs incurred. In addition, Ivanhoe will receive a further cash payment contingent on the timing of the receipt of full government approvals and third-party consents and waivers for the transaction. If the transaction closes on or before December 31, 2012, the Company will receive an additional $20.0 million. If final approval of the transaction has not been received after the expiration of twelve months from the date the documents were submitted to the Ministry of Commerce in China, the deal may be terminated.

Should SZE receive government approval for the transaction, Shell will become liable for the performance bond posted in 2011, resulting in a release of restricted cash back to the Company.

The carrying value of the Zitong asset, which is comprised of exploration and evaluation (“E&E”) expenditures, was $53.4 million at September 30, 2012 (December 31, 2011 – $41.9 million); the property was previously reported in the Asia segment.

6. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance January 1, 2011	38,135	123,755	19,525	181,415	92,153	273,568
Additions	23,094	9,697	12,303	45,094	—	45,094
Exploration and evaluation expense	(2,124)	—	(650)	(2,774)	—	(2,774)
Assets reclassified as held for sale	(41,902)	—	—	(41,902)	—	(41,902)

Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	340	6,569	24,094	31,003	—	31,003
Exploration and evaluation expense	(2,968)	(152)	(19,680)	(22,800)	—	(22,800)

Balance September 30, 2012	14,575	139,869	35,592	190,036	92,153	282,189

Exploration and evaluation costs of $22.8 million, mainly relating to drilling activities, were expensed in the nine months ended September 30, 2012 (September 30, 2011—$2.8 million). Drilling of the IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.7 million in related costs in the third quarter of 2012. In addition, the Company also expensed $2.9 million in capital costs in the third quarter of 2012 relating to the second Mongolian well drilled in 2011. Independent laboratory tests finalized in September 2012 on the drill cuttings from Mongolia indicated that there is a high probability that mobile oil is limited in the well.

In the nine months ended September 30, 2012, $1.3 million (year ended December 31, 2011 – $2.1 million) of employee benefits directly attributable to E&E assets were capitalized. In addition, in the nine months ended September 30, 2012, nil (year ended December 31, 2011 – $0.3 million) related to share-based compensation costs were capitalized to E&E assets.

Amortization of the HTL™ technology has not commenced and its carrying value had not been impaired since it was acquired in 2005.

7. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment				Other Assets	Total PP&E
	Asia	Canada	Latin America	Total
Cost
Balance January 1, 2011	35,939	—	—	35,939	13,009	48,948
Additions	12,923	—	—	12,923	1,471	14,394
Disposals	—	—	—	—	(3)	(3)

Balance December 31, 2011	48,862	—	—	48,862	14,477	63,339
Additions	7,389	—	—	7,389	26	7,415

Balance September 30, 2012	56,251	—	—	56,251	14,503	70,754

Accumulated Depletion and Depreciation
Balance January 1, 2011	6,196	—	—	6,196	2,134	8,330
Depletion and depreciation	6,899	—	—	6,899	1,132	8,031
Disposals	—	—	—	—	(1)	(1)

Balance December 31, 2011	13,095	—	—	13,095	3,265	16,360
Depletion and depreciation	5,548			5,548	823	6,371

Balance September 30, 2012	18,643	—	—	18,643	4,088	22,731

Net Book Value
As at December 31, 2011	35,767	—	—	35,767	11,212	46,979
As at September 30, 2012	37,608	—	—	37,608	10,415	48,023

Oil and Gas Property and Equipment

In the nine months ended September 30, 2012, $0.1 million (year ended December 31, 2011 – $0.1 million) of employee benefits directly attributable to property, plant and equipment (“PP&E”) were capitalized.

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

8. DEBT

Interest incurred for all outstanding debt was recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense	1,488	424	2,060	783
Capitalized to E&E	953	1,140	4,676	2,514
Capitalized to PP&E	(127)	—	602	—

Total interest incurred	2,314	1,564	7,338	3,297

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

8.2 Convertible Short Term Debt

Ivanhoe entered into an unsecured loan agreement on December 30, 2011 with Ivanhoe Capital Finance Ltd. (“ICFL”), a company wholly owned by Robert Friedland, the Company’s Executive Co-Chairman for a $10.0 million loan (“ICFL Loan”). The funds were advanced to the Company on January 3, 2012. The outstanding balance is subordinate in repayment to all amounts owing under the UBS Loan. Interest on the loan is 10% per annum, calculated monthly and due upon maturity.

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

The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was bifurcated and recognized at fair value as a long term derivative liability (Note 10) with changes in value recorded each period in the consolidated statement of loss. The carrying amount of the debt component of the Convertible Debentures at September 30, 2012 was $65.4 million (December 31, 2011 – $61.9 million). The September 30, 2012 carrying value of the unamortized bifurcated derivative and transaction costs was $9.1 million.

9. FINANCIAL INSTRUMENTS

9.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	September 30, 2012	December 31, 2011
Short Term Debt
Carrying amount	57,980	—
Fair value	57,667	—
Long Term Debt
Carrying amount	65,410	61,892
Fair value	46,229	51,901

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at September 30, 2012.

9.2 Financial Instruments Measured at Fair Value Through Profit and Loss

The Company classifies its financial instruments according to the fair value hierarchy as described below:

•	Level 1 – using quoted prices in active markets for identical assets or liabilities.

•	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

	Level 1	Level 2			Level 3
	2006 Purchase Warrants	2009 & 2010 Purchase Warrants	2008 Convertible Component of Debt	2011 Convertible Component of Debentures	Subsidiary Option	Total Fair Value
Balance January 1, 2011	5,615	1,616	1,216	—	—	8,447
Issuance of convertible debentures	—	—	—	9,852	—	9,852
Exercise of options	(2)	(3,107)	—	—	—	(3,109)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(7,810)	183	(9,142)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	—	—	—	(3,823)
Foreign exchange gains	—	—	—	(425)	—	(425)

Balance December 31, 2011	—	—	—	1,617	183	1,800
Derivative gains through profit and loss	—	—	—	(1,538)	—	(1,538)
Expiration of derivatives through profit or loss	—	—	—	—	(183)	(183)
Foreign exchange gains	—	—	—	(5)	—	(5)

Balance September 30, 2012	—	—	—	74	—	74

The gain on derivative instruments of $1.7 million for the nine months ended September 30, 2012 (nine months ended September 30, 2011 – $12.6 million, year ended December 31, 2011 – $13.0 million) originated from the expiration and revaluation of derivative instruments measured at FVTPL.

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

Interest Rate Risk

As at September 30, 2012, the Company had borrowed $50.0 million under the UBS Loan. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $40 thousand per month. Similarly, a 1% decrease in the interest rate on the UBS Loan would decrease Ivanhoe’s net loss by approximately $40 thousand per month.

10. DERIVATIVE INSTRUMENTS

The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011. The outstanding principal amount is convertible into common shares of the Company. The fair value of the convertible component was $0.1 million at September 30, 2012, calculated with the Black-Scholes valuation method using a risk-free interest rate of 1.30%, a dividend yield of 0.0%, a weighted average volatility factor of 40% and an expected life of 3.75 years.

If the volatility used to fair value the convertible component decreased by 10%, the fair value would decrease by $0.1 million. If volatility increased by 10%, the fair value of the convertible option would increase by $0.2 million.

11. COMMITMENTS AND CONTINGENCIES

11.1 Operating Lease Arrangements

In the nine months ended September 30, 2012, the Company expended $1.3 million (2011 – $1.3 million) on operating leases relating to the rental of office space, which expire between 2012 and 2017.

At September 30, 2012, future net minimum payments for operating leases were:

2012	462
2013	1,381
2014	613
2015	416
After 2015	520

3,392

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

See the Unaudited Condensed Consolidated Statements of Changes in Equity for the change in common shares issued in the nine months ended September 30, 2012 and 2011.

12.2 Contributed Surplus

Contributed surplus at September 30, 2012 consisted solely of share-based compensation expense from equity settled awards.

13. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, or capitalized to E&E assets as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Share-based expense related to
Equity settled transactions	254	1,533	2,475	4,767
Cash settled transactions	82	147	100	159

Total share-based expense	336	1,680	2,575	4,926
Share-based payments capitalized as E&E assets	—	—	—	335

13.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	September 30, 2012		December 31, 2011
	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, beginning of period	15,748	2.14	16,927	2.24
Granted	2,983	0.94	2,924	2.06
Exercised	—	—	(1,687)	2.44
Expired	(493)	2.18	(710)	2.90
Forfeited	(2,342)	2.13	(1,706)	2.46

Outstanding, end of period	15,896	1.91	15,748	2.14

Exercisable, end of period	9,019	2.11	8,231	2.13

Shares authorized for issue under the option plan at September 30, 2012 were 24.1 million (December 31, 2011 – 24.1 million).

There were no stock options exercised in the nine months ended September 30, 2012. The weighted average share price per option at the date of exercise for stock options exercised in the nine months ended September 30, 2011 was Cdn$3.15.

The weighted average fair value of stock options granted from the stock option plan during the nine months ended September 30, 2012 was Cdn$0.67 (2011 – Cdn$1.58) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2012	2011
Expected life (in years)	6.3	6.3
Volatility (1)	73.8%	74.4%
Dividend yield	—	—
Risk-free rate	1.7%	2.7%
Estimated forfeiture rate	8.0%	6.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at September 30, 2012:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.56 to 1.29	3,398	6.5	0.93
1.30 to 1.89	4,460	0.9	1.65
1.90 to 2.79	7,128	4.0	2.38
2.80 to 3.44	910	4.1	3.26

	15,896	3.7	1.91

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

Details of transactions under the Company’s RSU plan are as follows:

	September 30, 2012		December 31, 2011
	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, beginning of period	937	1.53	—	—
Granted	2,498	0.69	1,115	1.62
Vested	(283)	1.14	—	—
Forfeited	(556)	1.04	(178)	2.08

Outstanding, end of period	2,596	0.73	937	1.53

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the nine months ended September 30, 2012 was Cdn$0.69 per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2012	2011
Expected life (in years)	2.0	3.0
Volatility (1)	68.9%	62.7%
Dividend yield	—	—
Risk-free rate	1.2%	1.7%
Estimated forfeiture rate	20.0%	6.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

September 30, 2012
Current liabilities related to RSUs	158
Long term liabilities related to RSUs	99
Intrinsic value of vested RSUs	164

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

The following tables present the Company’s segment loss, capital investments and identifiable assets and liabilities.

	Asia	Canada	Latin America	Technology Development	Corporate	Total

Segment revenue (1)
For the three months ended September 30, 2012	8,797	—	—	—	11	8,808
For the three months ended September 30, 2011	10,770	—	—	—	218	10,988
For the nine months ended September 30, 2012	27,998	—	—	—	21	28,019
For the nine months ended September 30, 2011	28,281	—	—	—	425	28,706

Segment income (loss)
For the three months ended September 30, 2012	(3,964)	(772)	(20,587)	(2,217)	(7,007)	(34,547)
For the three months ended September 30, 2011	(3,485)	(625)	(2,070)	(2,839)	4,862	(4,157)
For the nine months ended September 30, 2012	(3,024)	(3,229)	(23,130)	(6,407)	(14,122)	(49,912)
For the nine months ended September 30, 2011	(5,196)	(2,911)	(5,937)	(7,846)	2,496	(19,394)

Segment assets (2)
As at September 30, 2012	118,038	140,384	49,006	101,956	23,179	432,563
As at December 31, 2011	107,902	133,880	40,216	102,435	29,277	413,710

Segment liabilities (3)
As at September 30, 2012	153,781	154,260	93,781	93,750	(329,655)	165,917
As at December 31, 2011	140,621	144,531	64,362	87,822	(337,763)	99,573

Capital investments – Intangible
For the three months ended September 30, 2012	587	441	7,455	—	—	8,483
For the three months ended September 30, 2011	7,649	1,451	3,268	—	—	12,368
For the nine months ended September 30, 2012	10,681	3,192	22,660	—	—	36,533
For the nine months ended September 30, 2011	21,755	5,298	9,087	—	—	36,140

Capital investments – Property, plant and equipment
For the three months ended September 30, 2012	1,376	—	—	(32)	—	1,344
For the three months ended September 30, 2011	4,713	—	(2)	(236)	—	4,475
For the nine months ended September 30, 2012	6,795	—	—	3	40	6,838
For the nine months ended September 30, 2011	11,014	—	55	869	—	11,938

(1)	All oil revenues in Asia are generated from the sale of oil production in China to one customer.
(2)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale.
(3)	Liabilities for Corporate include intercompany receivables of $481.8 million at September 30, 2012 (December 31, 2011—$428.7 million) resulting in a negative balance.

15. OPERATING EXPENSES

Operating expenses for the Company are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asia
Field operating	1,326	1,695	4,609	5,010
Windfall levy	1,561	2,584	5,289	6,343
Engineering support	102	126	328	339

	2,989	4,405	10,226	11,692
Technology Development
FTF operating costs	1,242	1,084	3,499	3,659

Total operating costs	4,231	5,489	13,725	15,351

The windfall levy is imposed by China’s Ministry of Finance at the progressive rates from 20% to 40% on the portion of the monthly weighted average sales price of the crude oil lifted in China exceeding US$55.00 per barrel.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in Non-Cash Activities

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating activities
Accounts receivable	1,647	29	4,122	(2,617)
Note receivable	(6)	10	(5)	43
Prepaid and other current assets	91	54	257	(94)
Accounts payable and accrued liabilities	3,157	(1,155)	(471)	3,584

	4,889	(1,062)	3,903	916

Investing activities
Accounts receivable	(6)	177	(1)	733
Prepaid and other current assets	2	22	(34)	2,263
Accounts payable and accrued liabilities	(15,265)	(4,453)	6,439	(2,672)

	(15,269)	(4,254)	6,404	324

Financing activities
Accounts payable and accrued liabilities	(16)	104	(16)	57

	(16)	104	(16)	57

	(10,396)	(5,212)	10,291	1,297

17. RELATED PARTY TRANSACTIONS

Ivanhoe is party to cost sharing agreements with other companies which are related or controlled through common directors or shareholders. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. Ivanhoe also shares the costs of employing administrative and non-executive management personnel at these offices. Finally, Ivanhoe received financing from ICFL in the form of the ICFL Loan (see Note 8.2). These related party transactions are in the normal course of business and the Company believes them to be valued at fair market value.

The breakdown of the related party expenses for the three and nine months ended September 30 is as follows:

		Three months ended September 30,		Nine months ended September 30,
Related Party	Nature of Transaction	2012	2011	2012	2011
Global Mining Management Corp.	Administration	45	117	229	446
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	900	900
I2MS.Net PTE Ltd.	Information systems	48	51	142	159
Ivanhoe Capital Services Ltd.	Administration	67	125	243	246
SouthGobi Resources Ltd.	Administration	6	38	44	115
1092155 Ontario Inc.	HTL™ technology	12	12	36	32
Ivanhoe Capital PTE Ltd.	Administration	—	17	—	132
Ivanhoe Capital Finance Ltd.	Financing	237	—	1,230	—

		715	660	2,824	2,030

The liabilities of the Company include the following amounts due to related parties which are included in accounts payable and accrued liabilities:

Related Party	Nature of Transaction	September 30, 2012	December 31, 2011
Global Mining Management Corp.	Administration	15	52
I2MS.Net PTE Ltd.	Information systems	17	18
SouthGobi Resources Ltd.	Administration	—	13
Ivanhoe Capital Services Ltd.	Administration	54	93
Ivanhoe Capital PTE Ltd.	Administration	—	7
Ivanhoe Capital Finance Ltd.	Financing	10,730	—

		10,816	183

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of historical information, certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”), including those within this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that involve risks and uncertainties.

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to, statements relating to or associated with individual wells, regions or projects. Forward-looking statements include statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future earnings; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long-term assets; ultimate recoverability of reserves or resources; expected operating costs; the expectation of successfully negotiating amendments to certain of the Company’s petroleum agreements; the expectation of the Company’s ability to comply with the newly enacted safety and environmental rules; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

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

Advisories

This Form 10-Q should be read in conjunction with the Company’s September 30, 2012 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2011 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

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

THE DISCUSSION AND ANALYSIS OF THE COMPANY’S OIL AND GAS ACTIVITIES, WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES, PRESENT THE COMPANY’S NET WORKING INTEREST AFTER ROYALTIES. ALL TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AND PRODUCTION DATA INCLUDING REVENUES AND COSTS PER BARREL OF OIL EQUIVALENT (BOE).

As generally used in the oil and gas business and throughout this Form 10-Q, the following terms have the following meanings:

bbl	= barrel	mboe	= thousands of barrels of oil equivalent
bbls/d	= barrels per day	mboe/d	= thousands of barrels of oil equivalent per day
boe	= barrel of oil equivalent	mcf	= thousands of cubic feet
boe/d	= barrels of oil equivalent per day	mmbbls	= million barrels
mbbls	= thousand barrels	mmbbls/d	= million barrels per day
mbbls/d	= thousand barrels per day

Oil equivalents compare quantities of oil with quantities of gas or express these different commodities in a common unit. In calculating boe, the generally recognized industry standard is one bbl is equal to six mcf. Boes may be misleading, particularly if used in isolation. The conversion ratio is based on an energy equivalent conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

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

HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
($000, except as stated)	2012	2011	2012	2011
Average daily production (bbls/d)	877	1,029	888	992
Realized oil prices ($/bbl)	109.01	113.74	115.02	104.40
Oil revenue	8,797	10,769	27,997	28,277
Capital expenditures	9,827	16,843	43,371	48,078
Cash flow used in operating activities	(3,089)	(5,214)	(14,165)	(18,678)
Net loss	(34,547)	(4,157)	(49,912)	(19,394)
Net loss per share, basic and diluted	(0.10)	(0.01)	(0.15)	(0.06)

Ivanhoe’s oil revenue in the three months ended September 30, 2012 decreased from the third quarter of 2011 due to a combination of lower net volumes and pricing. Oil production from the Dagang field in China was relatively constant. However, the terms of the production sharing contract stipulate that capital expenditures are to be funded 100% by Ivanhoe and China National Petroleum Corporation’s (“CNPC”) portion of the costs will be reimbursed through the receipt of additional oil sales. Due to lower capital activity at Dagang in the current quarter, less oil production was allocated to Ivanhoe in the three months ended September 30, 2012.

The net loss in the three months ended September 30, 2012 was $34.5 million compared to a $4.2 million net loss in the third quarter of 2011. The net loss increased in 2012 primarily due to charging $22.6 million of capitalized exploration and evaluation costs to earnings in the third quarter. Drilling of the IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.7 million in related costs. In addition, the Company expensed $2.9 million in capital costs relating to the second Mongolian well drilled in 2011.

Capital expenditures for the Company totaled $9.8 million in the third quarter of 2012. Expenditures of $7.4 million were incurred in connection with drilling of the IP-17 exploration well. In China, Ivanhoe incurred capital expenditures of $2.0 million primarily on the continuation of the fracture stimulation program at Dagang. In Canada, the regulatory approval process for the Tamarack Project continued to advance and expenditures of $0.4 million were incurred. The Company has been working with regulators to answer technical questions and with local area stakeholders to address their specific areas of interest. The Company received a third round of Supplemental Information Requests on October 15, 2012 and is in the process of responding to these requests.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asia (net bbls)
Dagang	77,585	92,576	232,707	261,105
Daqing	3,107	2,098	10,692	9,749

Total production	80,692	94,674	243,399	270,854

Average daily production (bbls/d)	877	1,029	888	992

Pricing
Average realized oil price ($/bbl)	109.01	113.74	115.02	104.40
Average Brent ($/bbl)	109.57	113.42	111.88	111.90

Oil Revenue

Ivanhoe’s oil revenue in the three and nine months ended September 30, 2012 decreased from the comparable periods in 2011. In the third quarter of 2012, revenue decreased in comparison to the third quarter of 2011 due to a combination of lower net production volumes as well as lower realized prices. Oil production from the Dagang field in China was relatively constant. However, the terms of the Company’s production sharing contract at Dagang with CNPC stipulate that capital expenditures are to be funded 100% by Ivanhoe and CNPC’s portion of the costs are reimbursed through the receipt of additional oil sales. Capital activity in the third quarter of 2012 was lower than the same period in 2011 resulting in less oil production allocated to the Company.

Revenue was slightly lower in the nine months ended September 30, 2012 than in the comparable period in 2011, resulting from lower net production volumes. Less oil production was allocated to Ivanhoe in the nine months ended September 30, 2012 than in the comparable period in 2011, due to lower capital activity at Dagang in 2012. The lower net production volumes were mainly offset by the higher prices realized year to date 2012 compared with 2011.

Net Revenue from Operations

	Three months ended September 30,		Nine months ended September 30,
($/bbl)	2012	2011	2012	2011
Oil revenue(1)	109.01	113.74	115.02	104.40
Less operating costs
Field operating	(16.45)	(17.91)	(18.94)	(18.50)
Windfall Levy	(19.35)	(27.30)	(21.73)	(23.42)
Engineering and support costs	(1.24)	(1.34)	(1.35)	(1.25)

Net operating revenue(1)	71.97	67.19	73.00	61.23
Depletion	(23.20)	(19.53)	(22.80)	(18.56)

Net revenue from operations(1)	48.77	47.66	50.20	42.67

(1)	Oil revenue per barrel, net operating revenue per barrel and net revenue from operations per barrel do not have standardized meanings prescribed by IFRS and therefore may not be comparable to similar measures used by other companies. Please refer to the Non-IFRS Financial Measures under the Advisories section in this MD&A for more details.

Operating Costs

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asia
Field operating	1,326	1,695	4,609	5,010
Windfall Levy	1,561	2,584	5,289	6,343
Engineering support	102	126	328	339

	2,989	4,405	10,226	11,692

Technology Development
FTF operating costs	1,242	1,084	3,499	3,659

Total operating costs	4,231	5,489	13,725	15,351

Total operating costs in China in the three months ended September 30, 2012 were lower than in the third quarter of 2011 primarily due to a lower Windfall Levy resulting from lower realized prices and from the increase in the Windfall Levy threshold from $40.00/bbl to $55.00/bbl on November 1, 2011. Operating costs per barrel were $9.51/bbl lower in the three months ended September 30, 2012 than in the comparable prior year period, despite lower production volumes in the current quarter, as a result of a lower Windfall Levy.

Similarly, total operating costs in China were lower for the nine months ended September 30, 2012 than in the comparable period in 2011 due to lower Windfall Levy payments. Operating costs per barrel were $1.15/bbl lower in the nine months ended September 30, 2012 than in the comparable period in the prior year. Field operating costs per barrel were higher in the year to date period in 2012 from less capital activity in the Dagang field while the Windfall Levy per barrel was lower during this period as the Windfall Levy threshold increased to $55.00/bbl.

Operating costs for technology development were incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas. FTF operating costs in the three and nine months ended September 30, 2012 were consistent with comparable periods.

Exploration and Evaluation

Exploration and evaluation costs (“E&E costs”) in the three and nine months ended September 30, 2012 were $22.6 million and $22.8 million respectively compared to $2.1 million in the three and nine months ended September 30, 2011. Drilling of the IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.7 million in related costs in the third quarter of 2012. In addition, the Company also expensed $2.9 million in capital costs in the third quarter of 2012 relating to the second Mongolian well drilled in 2011. Independent laboratory tests finalized in September 2012 on the drill cuttings from Mongolia indicated that there is a high probability that mobile oil is limited in the well. Other E&E costs of $0.2 million were expensed in the second quarter of 2012.

General and Administrative

G&A expenses were $1.6 million lower in the three months ended September 30, 2012 than in the third quarter of 2011. Due to streamlining of operations in Latin America and related to Ivanhoe’s HTLTM technology, contract labor and engineering costs were $1.6 million lower in the current quarter than in the comparable period.

G&A expenses were $5.9 million lower in the nine months ended September 30, 2012 than in the nine months ended September 30, 2011. The reduction is primarily attributable to $2.5 million of staff bonuses that were paid, but not accrued for, in the first quarter of 2011. Non-cash stock based compensation was $2.8 million lower to date in 2012 compared to the same period in 2011. Due to reduced activity in the Company’s Asia segment, as well as streamlined activity in the Company’s operations, staff and contractor costs were $0.6 million lower in the nine months ended September 30, 2012 than in the comparable period.

Depletion and Depreciation

Depletion and depreciation charges in the three months ended September 30, 2012 were consistent with charges incurred in the third quarter of 2011. Lower production volumes offset a higher depletion rate in the third quarter of 2012 compared to the same period in 2011. The depletion rate rose as a result of lower reserves assigned to Dagang at December 31, 2011.

Depletion in the nine months ended September 30, 2012 was also higher than in the comparable period in 2011; the increase was predominantly a result of the higher depletion rate that was partially offset by lower year over year production volumes.

The FTF depreciation expense was consistent with the comparable periods in 2011.

Foreign Exchange

The Company recognized a foreign exchange loss of $2.6 million in the third quarter of 2012 in comparison to a gain of $0.7 million in the third quarter of 2011. In the current quarter, the Canadian dollar strengthened in comparison to the US dollar, creating a loss on the translation of the Company’s Cdn$73.3 million convertible debentures (“Convertible Debentures”) into US dollars, which was marginally offset by foreign exchange gains on the Company’s Canadian dollar cash and accounts payable balances. In comparison, the Canadian dollar weakened against the US dollar in the third quarter of 2011, resulting in a foreign exchange gain.

In the nine months ended September 30, 2012, the Company recognized a foreign exchange loss of $1.9 million compared to a gain of $1.1 million in the nine months ended September 30, 2011. The Canadian dollar strengthened in comparison to the US dollar during 2012, creating a loss on the translation of the Company’s Convertible Debentures into US dollars partially offset by the translation of the Company’s Canadian dollar cash. In 2011, the Canadian dollar weakened during this period that resulted in gains from the translation of the Convertible Debentures which were partially offset by losses on the translation of Canadian dollar cash.

Derivative Instruments

In the third quarter of 2012, Ivanhoe recognized an unrealized loss of $11,000 on the revaluation of the convertible component of the Convertible Debentures. In comparison, the Company recognized an unrealized gain of $5.4 million on its derivative liabilities in the third quarter of 2011. This gain primarily resulted from the revaluation of the convertible component of the Convertible Debentures.

In the nine months ended September 30, 2012, the Company recognized an unrealized gain of $1.7 million on its derivative liabilities due to a $1.5 million gain on the revaluation of the convertible component of the Convertible Debentures and a $0.2 million gain from the expiration of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries (the “Subsidiary Option”). In comparison, the Company sustained an unrealized gain of $12.6 million in the nine months ended September 30, 2011. A combination of the expiry and revaluation of purchase warrants produced a gain of $4.1 million, while the revaluation of the convertible components of the convertible note and Convertible Debentures created gains of $1.2 million and $7.6 million, respectively. These gains were offset by a $0.3 million loss on the revaluation of the Subsidiary Option.

Provision for Income Taxes

In the nine months ended September 30, 2012, current income taxes of $1.6 million were incurred and payable to the Chinese tax authorities as a result of taxable income generated from the oil producing properties in China.

Ivanhoe incurred a deferred tax recovery of $0.6 million to date in 2012 mainly due to a reduction in the US deferred tax liability partially offset by an increase in the Chinese deferred tax liability.

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

	Total	2012	2013	2014	2015	After 2015
Short term debt and interest	64,382	1,680	62,702	—	—	—
Long term debt and interest	91,760	2,198	4,287	4,287	4,287	76,701
Zitong appraisal program	66,510	900	31,680	33,930	—	—
Decommissioning obligations(1)	4,232	—	632	—	—	3,600
Leases	3,392	462	1,381	613	416	520

Total	230,276	5,240	100,682	38,830	4,703	80,821

(1)	Represents undiscounted asset retirement obligations after inflation. The discounted value of these estimated obligations ($2.9 million) is provided for in the consolidated financial statements.

Short Term Debt and Interest

On December 30, 2011, Ivanhoe entered into a loan agreement with ICFL, a company wholly owned by Robert Friedland, the Company’s Executive Co-Chairman, for $10.0 million (“ICFL Loan”). The funds were advanced on January 3, 2012 and bear interest at a rate of 10.0% per annum. On March 14, 2012, the loan agreement was amended to provide that, at ICFL’s option, the outstanding principal may be converted into 10,484,375 common shares of the Company at a price of Cdn$0.96 per common share. The principal balance matures on March 31, 2013, or earlier upon the occurrence of certain specified events.

In March 2012, the Company entered into a one year credit agreement with UBS Securities LLC for a $50.0 million loan (“UBS Loan”). At September 30, 2012, the Company had drawn $50.0 million of principal on the UBS Loan. Borrowed amounts bear interest at one month Libor plus 10% for the first six months of the loan and escalate by 1% per month thereafter. Interest is payable monthly.

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

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At September 30, 2012, Ivanhoe estimated the total undiscounted, inflated cost to settle its asset retirement obligations in Canada, for the FTF in the US and in Ecuador was $4.2 million. These costs are expected to be incurred in 2013, 2029 and 2038, respectively. Ivanhoe does not make such a provision for decommissioning costs in connection with its oil and gas operations in China as dry holes are abandoned as they occur and productive wells will not be abandoned while the Company has an economic interest in the field.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash used in operating activities	(3,089)	(5,214)	(14,165)	(18,678)
Cash used in investing activities	(26,786)	(22,981)	(42,548)	(51,104)
Cash provided by (used in) financing activities	18,678	(41,317)	55,960	61,423

Liquidity

Ivanhoe’s existing financial resources and the cash flows from the Company’s producing operations are insufficient to fund the future capital expenditures necessary to advance the development of our existing projects and to maintain the Company’s business activities at their current level. In the near term, the Company will require other sources of financing in order to continue operating its business as currently constituted. Given that the unfavourable conditions currently prevailing in international financial markets may hinder the Company’s ability to raise additional capital from sources that it has historically relied upon to obtain financing, the Company is engaging in other cash generating activities. These activities include the sale of the Company’s interest in the Zitong project in China which, when consummated is expected to generate between $100 million and $120 million in cash which includes the release of the $20 million performance bond. Although the Company anticipates that the transaction will close by the end of 2012, it remains subject to regulatory approval in China, the timing of which cannot be predicted with certainty.

The Company is also in discussions with a prominent national oil company for the creation of a joint financial participation arrangement in respect of its Pungarayacu project in Ecuador. Subsequent to September 30, 2012, the Company also entered into discussions with a third party purchaser for the potential sale of its Dagang project. Each of these transactions, if and when consummated, would generate significant amounts of additional cash. The Company is optimistic that the discussions underway in respect of Pungarayacu and Dagang will culminate in definitive agreements but there is no assurance that this will occur in respect of either project. Even if definitive agreements are reached, it may take time to fulfill conditions of closing which could delay the Company’s receipt of transaction proceeds. Without timely access to a sufficient source of financing to enable the Company to make its planned capital expenditures and otherwise fund the cost of carrying on its business, the Company may have to significantly curtail its existing business activities and may be unable to continue as a going concern.

Operating Activities

In the three and nine months ended September 30, 2012, cash used in operating activities was less than in the comparable periods in 2011 primarily as a result of reduced G&A and operating costs.

Investing Activities

Exploration and Evaluation Expenditures

Exploration and evaluation capital expenditures for the Company in the three months ended September 30, 2012 totaled $8.5 million. Expenditures of $7.5 million were incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador. These costs, as well as the remaining year to date 2012 IP-17 drilling costs in Ecuador totalling $19.7 million, were expensed in the third quarter of 2012. In China, expenditures of $0.3 million were incurred in finalizing the seismic program completed in the second quarter of 2012. Exploration and evaluation costs of $2.9 million that were capitalized for the 2011 Mongolia drilling program were expensed in the third quarter 2012 as independent laboratory tests completed in September 2012 indicated that there is a high probability that mobile oil is limited in the well. In Canada, the regulatory approval process for the Tamarack Project continued to progress and expenditures of $0.4 million were incurred to support this process.

In the nine months ended September 30, 2012, exploration and evaluation capital expenditures totaled $36.5 million. In China, Ivanhoe expended $10.7 million on the seismic program at Zitong, expenditures to support the regulatory process at Tamarack were approximately $3.1 million and costs incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador totaled $22.7 million. Capitalized costs of $19.7 million associated with the IP-17 well were expensed in the third quarter as non-commercial quantities of hydrocarbons were discovered. Certain costs related to IP-17 remain capitalized as the well may be used in future development.

Property, Plant and Equipment Expenditures

In the three and nine months ended September 30, 2012, property, plant and equipment additions totaled $1.3 million and $6.8 million, respectively. The Company drilled two wells at Dagang in 2012, one of which was completed in the second quarter; the second well was completed in the third quarter of 2012.

Financing Activities

In the nine months ended September 30, 2012, Ivanhoe received financing of $56.0 million, net of transaction costs, to support liquidity. Pursuant to an unsecured loan agreement signed in late 2011, the Company received $10.0 million from ICFL in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC. The loan consists of an initial tranche of $30.0 million and included an accordion feature to increase the total amount by up to an additional $20.0 million, which was drawn by the Company in July 2012.

Capital Structure

As at	September 30, 2012	December 31, 2011
Short term debt	57,980	—
Long term debt	65,410	61,892
Shareholders’ equity	266,646	314,137

At September 30, 2012, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets. Management does not consider this to be determinative that an impairment exists as there are factors which should be considered when interpreting Ivanhoe’s recent trading price, such as the Company’s low trading volumes, industry influences including commodity price concerns and larger macro-economic factors that have created an overall malaise in the capital and economic markets. Management does not believe the full value of the Company’s oil and gas assets or HTLTM technology is reflected in Ivanhoe’s current stock price. On May 24, 2012, the Company received a notification from the Listing Qualifications Department of the NASDAQ Stock Market (“Nasdaq”) notifying the Company that the Company did not meet the minimum bid price requirements set forth in the Nasdaq Listing Rules. For additional information, refer to the Form 8-K filed on May 31, 2012.

Ivanhoe intends to use its cash and cash equivalent balance to fulfill its commitments and fund operations in 2012. Cash flow is unlikely to be sufficient to meet operating requirements in the next twelve months and additional sources of funding, either at a parent company level or at a project level, will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding, such as public and private equity, debt markets and joint venture partners. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors, joint venture partnerships, public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.

Outlook

In China, implementation of the previously announced transaction pursuant to which the Company will assign its interest in the Production Sharing Contract for the Zitong block in China’s Sichuan Basin to Shell China Exploration continues to advance. The parties entered into a definitive sale and purchase agreement on October 9, 2012. Closing is expected to occur after the Ministry of Commerce in China approves the transaction.

In Canada, the regulatory approval process for the Tamarack project is continuing to progress. The Company received a third round of Supplemental Information Requests on October 15, 2012 and is in the process of responding to these requests. As a result, the Company continues to believe it can secure a Completeness Determination from Alberta Environment and Sustainable Resource Development by the end of 2012 while the ultimate project approval, the Order in Council, will likely occur in the first quarter of 2013. Project advancement, as currently envisaged, is subject to regulatory approval and financing. As the regulatory process unfolds, the Company continues to engage and consult with numerous local and aboriginal stakeholders to identify potential project impacts and mitigations and economic and employment opportunities for residents of the area communities.

In Ecuador, Management is in discussions with a potential strategic partner to establish a financial participation arrangement for Block 20. The Company’s objective is to finalize these arrangements by the end of 2012. While Management is encouraged by the progress made to date, any potential arrangement remains subject to Ecuadorian Government approval and ongoing commercial negotiations such that Management can give no assurance that such arrangements will ultimately be established.

Ivanhoe continues to focus its HTLTM commercialization efforts on establishing Upstream and Midstream partnerships and business development activities for several projects globally.

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

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 12, 2012, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of a lawsuit against the Company and related parties that had been filed on November 20, 2008 in the United States District Court for the District of Colorado. The plaintiffs in the case are Jack J. Grynberg and three affiliated companies. The recent ruling from the Tenth Circuit affirms the district court’s judgment dismissing the case without prejudice. The Court of Appeals denied plaintiffs’ request for rehearing and issued a mandate, which finally concluded the current appellate proceeding.

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

The Court of Appeals’ July 12, 2012 order affirmed the district court’s judgment and related orders. The Court of Appeals also concluded that the Ivanhoe Corporate defendants, including the Company, are entitled to fees and costs they incurred on appeal. The Court of Appeals remanded the case to the district court for the limited purpose of computing a proper award of appellate fees and costs. Following remand, the plaintiffs and the Ivanhoe Corporate defendants engaged in negotiations and reached an agreement to fully dispose of the Ivanhoe Corporate defendants’ claim for appellate fees and costs. After the agreement was reached, the district court closed the case in its entirety on September 26, 2012.

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000 and a portion of the Company’s interest in the Pungarayacu field. The plaintiffs seek other miscellaneous relief, including requests for a declaration of some of the parties’ rights and legal relations under a consulting agreement, attorneys’ fees and certain litigation costs and expenses, disgorgement of the Company’s past, current and/or future profits attributable to the Pungarayacu field and certain other fields in Ecuador, tort damages and exemplary and punitive damages, the imposition of constructive trusts over certain amounts and profits requested by the plaintiffs, and pre-judgment and post-judgment interest. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. The arbitration is in the early stages of proceeding and the likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time. The Company believes that the plaintiff’s claims have no merit.

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

Interest Rate Risk

As at September 30, 2012, the Company had borrowed $50.0 million under the UBS Loan. Borrowed amounts incur interest at a rate of one month Libor plus 10% for the first six months and escalate by 1% per month thereafter. Borrowings issued at variable rates expose Ivanhoe to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable interest rate indebtedness would increase, even though the amount borrowed remained the same, and the Company’s net loss would increase. The Company’s goal is to minimize its interest expense; however, the Company does not anticipate using hedging contracts in 2012 to manage its interest rate risk.

If the interest rate on the UBS Loan were to increase by 1%, the Company’s net loss would increase by approximately $40,000 per month. Accordingly, an increase in interest rates from current levels could cause the Company’s annual debt service obligations to increase significantly.

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

Date: November 8, 2012