Form 10-K
period 2012-12-31
IVANHOE ENERGY INC
filed 2013-03-18
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes  ☑ No

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $153,410,090 based on the Toronto Stock Exchange closing price on that date. At March 7, 2013, the registrant had 344,472,761 common shares outstanding.

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

CURRENCY AND EXCHANGE RATES

Unless otherwise specified, all reference to “dollars” or to “$” are to US dollars and all references to “Cdn$” are to Canadian dollars. The noon-day exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

(US$)	2012	2011	2010
Closing	1.01	0.98	1.01
High	1.03	1.06	1.01
Low	0.96	0.94	0.93
Average noon	1.00	1.01	0.97

On March 7, 2013, the noon-day exchange rate was US$0.97 for Cdn$1.00.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain matters discussed in this Annual Report, including those appearing in Items 1 and 2 – Business and Properties and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that involve risks and uncertainties.

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Annual Report include, but are not limited to statements relating to or associated with individual wells, regions or projects. Any statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing are forward-looking statements.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Annual Report are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Annual Report. Such factors include, but are not limited to:  the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

GENERAL

Ivanhoe Energy Inc. (“Ivanhoe,” the “Company,” “we,” “our,” or “us”) is an independent international heavy oil development and production company focused on pursuing long term growth in its reserve base and production using advanced technologies, including its HTL™ technology.  Core operations are in Canada and Ecuador, with business development opportunities worldwide.

The Company was incorporated pursuant to the laws of the Yukon Territory of Canada, on February 21, 1995, under the name 888 China Holdings Limited. On June 3, 1996, the Company changed its name to Black Sea Energy Ltd. On June 24, 1999, Black Sea Energy Ltd. merged with Sunwing Energy Ltd. (“Sunwing”), and the name was changed to Ivanhoe Energy Inc.

In 2005, Ivanhoe completed a merger with Ensyn Group Inc. (“Ensyn”) acquiring the proprietary, patented heavy oil upgrading process called HTL™. In July 2008, the Company acquired from Talisman Energy Canada (“Talisman”) oil sand interests, including certain oil sand leases in the Athabasca region of Canada (“Tamarack” or the “Tamarack Project”). Later in 2008, the Company signed a contract with the Ecuador state oil companies to explore and develop Ecuador’s Pungarayacu heavy oil field in Block 20. In 2009, Ivanhoe sold its wholly owned subsidiary, Ivanhoe Energy (USA) Inc., disposing of its oil and gas exploration and production operations in the United States (“US”). Also in 2009, the Company acquired a production sharing contract for the Nyalga Block XVI in Mongolia, through the takeover of PanAsian Petroleum Inc., a privately-owned corporation. In 2012, the Company sold its wholly owned subsidiary, Pan-China Resources Ltd, and assigned 100% of its participating interest in the Contract for Exploration, Development and Production in the Zitong Block, in both cases to third parties, disposing of its oil and gas exploration and production operations in China.

CORPORATE STRATEGY

Ivanhoe continues to pursue its core strategies, which are:

—	Seek out heavy oil development projects globally that have operational needs that can benefit from our proprietary HTL™ technology;
—
Bias new country entry and business development to projects that, because of their remote setting, geo-political status or operational needs, have been overlooked by the broader industry, subsequently expanding efforts in the new locations to more conventional oil and gas industry activities; and

—	Maximize the value of existing assets through strategic investment, development and partnerships.

Importance of the Heavy Oil Segment of the Oil and Gas Industry

The global oil and gas industry is being impacted by the declining availability of low cost replacement reserves. This has resulted in marked shifts in the demand and supply landscape. Ivanhoe believes that, despite the recent emergence of light shale oils, the long term supply and demand for oil globally will require the development of higher cost and lower value resources, including heavy oil.

Heavy oil developments can be segregated into two types: conventional heavy oil that flows to the surface without thermal enhancement and non-conventional heavy oil and bitumen. While the Company focuses on the non-conventional heavy oil, both types of oil play an important role in our corporate strategy.

Production of conventional heavy oil has been steadily increasing worldwide, led by Canada and Latin America but with significant contributions from most other oil basins, including the Middle East and the Far East. Even without the impact of the large non-conventional heavy oil projects in Canada and Venezuela, world heavy oil production has become increasingly more common.

With regard to non-conventional heavy oil and bitumen, key advances in technology, including improved remote sensing, horizontal drilling and new thermal techniques have led to sustained increases in project activity.

These newer technologies have generated increased interest in heavy oil resources.  Nevertheless, remaining challenges for profitable exploitation include: i) the requirement for steam and electricity to help extract heavy oil; ii) the need for diluent to move the oil once it is at the surface; iii) the heavy versus light oil price differentials that the producer is faced with when the product gets to market; and iv) conventional upgrading technologies are limited to very large scale, high capital cost facilities. These challenges can lead to “distressed” assets, where economics are poor, or to “stranded” assets, where the resource cannot be economically produced and lies fallow.

Ivanhoe’s Value Proposition

With the application of the HTL™ process, Ivanhoe seeks to address the key heavy oil development challenges and do so at a relatively small minimum economic scale.

Ivanhoe’s HTL™ technology is a partial upgrading process that is designed to operate economically in facilities as small as 10,000 to 30,000 bbls/d. This is substantially smaller than the minimum economic scale for conventional stand-alone upgraders such as delayed cokers, which typically operate at scales of over 100,000 bbls/d. The HTL™ process is based on carbon rejection, a tried and tested concept in heavy oil processing. The key advantage of HTL™ is the short resonance time, with processing times typically under a few seconds. This results in smaller, less costly facilities and eliminates the need for hydrogen addition, an expensive, large minimum scale step typically required in conventional upgrading. HTL™ has the added advantage of converting the by-products from the upgrading process into onsite energy, rather than generating large volumes of low value coke.

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

The economics of a project can be enhanced by the advantages that HTL™ can bring to a particular opportunity. The more stranded the resource and the fewer monetization alternatives that the resource owner has, the greater the opportunity Ivanhoe will have to establish its unique value proposition.

Implementation Strategy

Ivanhoe is an oil and gas company with a unique technology which addresses several major problems confronting the oil and gas industry today. In addition, with Ivanhoe’s experience in thermal recovery schemes, the Company is in a position to add value and leverage its technology advantage by working with partners on stranded heavy oil resources around the world.

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

—
Build internal capabilities. The Company continues to seek to build its internal leadership and technical capabilities by maintaining key personnel associated with each major project and additional critical technical capabilities as needed. In 2012, Carlos Cabrera completed his first full year as Executive Chairman of Ivanhoe. Previously, Mr. Cabrera spent 35 years with UOP LLC, a Honeywell company, where he has held several managerial and technology positions.  His experience and leadership in the refining industry adds a key capability to the Company's HTL™ commercialization efforts.

—
Continue to deploy the personnel and the financial resources to capture additional opportunities for development projects utilizing the Company’s HTL™ process. Commercialization of the Company’s upgrading process requires close alignment with partners, suppliers, host governments and financiers.

PROPERTY DESCRIPTIONS

Our core oil and gas operations are located in two geographic areas: Canada and Ecuador. The Technology Development operation captures costs incurred to develop, enhance and identify improvements in the application of the HTL™ technology. The Company also has an exploration project in Mongolia. Net income, capital expenditures and identifiable assets for these segments appear in Note 19 to the consolidated financial statements and in the MD&A in this Annual Report.

Canada

Tamarack, acquired from Talisman in 2008, is a 6,880 acre lease located approximately 10 miles northeast of Fort McMurray, Alberta, Canada. The Tamarack Project envisages a two-phased 40,000 bbl/d steam-assisted gravity drainage thermal recovery (“SAGD”) and HTL™ facility. Our independent reserve evaluator, GLJ Petroleum Consultants Ltd. (“GLJ”), has assigned net probable reserves of 139 mmbbls of bitumen to Tamarack. Talisman held a 20% back-in right which expired in July 2011. Additionally, in 2011, Ivanhoe repaid a $40 million promissory note to Talisman that was part of the initial purchase price.

Ivanhoe filed an Environmental Impact Assessment for the Tamarack Project in November 2010. Regulators completed their initial review of the Company’s application and, as is customary, provided an initial set of Supplemental Information Requests (“SIRs”) in the third quarter of 2011. The Company submitted the supplemental information to the regulators in the fourth quarter of 2011.

The Company received additional SIRs in the second and fourth quarters of 2012 and responded to the SIRs in July and November 2012, respectively. Subsequent to December 31, 2012, the Company received a Completeness Determination from Alberta Environment and Sustainable Resource Development pursuant to Section 53 of the Environmental Protection Act following its review of the Tamarack Environmental Impact Assessment.

The Company is currently in discussions with local stakeholders to address any statements of concern as part of the regulatory process. Successful completion of these discussions, followed by an Order in Council from the Government of Alberta, will allow the Company to move forward with the implementation phase of the Tamarack Project. The Company anticipates completing these remaining milestones in the second quarter 2013. Project advancement, as currently envisaged, is subject to receiving an Order in Council from the Alberta Government and financing.

Ecuador

In October 2008, Ivanhoe Energy Ecuador Inc., an indirect wholly owned subsidiary, signed a 30 year specific services contract with the Ecuadorian state oil companies Petroecuador and Petroproduccion. The contract (which was subsequently assigned to another Ecuadorian state oil company, Petroamazonas) gives Ivanhoe the right to explore and develop the Pungarayacu heavy oil field in Block 20, an area of 426 square miles, approximately 125 miles southeast of Quito, Ecuador’s capital city. The specific services contract provides for the Ecuadorian Government to pay a fee for each barrel of oil produced from the field. This fee varies with three well known producer price indices and, in management’s opinion, tracks West Texas Instrument oil price movements. The Company anticipates using HTL™ technology, as well as providing advanced oilfield technology, expertise and capital to develop, produce and upgrade heavy oil from the Pungarayacu field. The Company may also explore for lighter oil in the contract area and blend any light oil discoveries with the heavy oil for delivery to Petroamazonas.

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

In 2012, the Company drilled well IP-17 in the pre-cretaceous zone in the Southern portion of the Block to test the formations in this area. It was successfully drilled to a depth of 13,594 feet, where it was cased and suspended.  The well confirmed the presence of hydrocarbons in the Hollin and Napo formations and evaluated the potential of the deeper, pre-cretaceous structures. While hydrocarbons were found in the Hollin and Napo formations, the reservoir in the immediate vicinity of the well was not suitable for commercial exploitation.

The Company has engaged in discussions with a third party respecting the possibility of jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms intended to form the basis for separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government is the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly participate in Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. There is no assurance that this objective can be achieved, or achieved in a timely manner.

Asia

Mongolia

Through a merger with PanAsian Petroleum Inc. in November 2009, we acquired a production sharing contract (“PSC”) for the Nyalga Block XVI in the Khenti, Govi Sumber and Tov provinces in Mongolia. The project is operated by a Mongolian registered company Shaman LLC (“Shaman”) which is an indirect wholly-owned subsidiary of Panasian Energy Ltd. The block covers an area of approximately 9,239 square kilometers, after a 25% area relinquishment in 2010 and an additional 20% area relinquishment in 2012. The five year exploration period is divided into three consecutive phases, consisting of two years (“Phase I”), one year (“Phase II”) and two years (“Phase III”), with the ability to nominate a two year extension following Phase I or Phase II.

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

From late 2009 through the first quarter of 2010, the Company acquired an additional 465 kilometres of 2-D seismic across Block XVI, for a total of 925 kilometres of 2-D seismic data over the Kherulen sub-basin. The seismic was used to drill two wells in 2011. The first exploration well, N16-1E-1A, was drilled and abandoned as the well did not encounter oil shows in the reservoir. The Company observed oil staining, fluorescence and increases in background gas at its second exploration well site at N16-2E-B. After extensive laboratory testing of the drill cuttings from the second well it was determined that the oil was not of a mobile nature and the decision was made to forego any completion operations. Well site reclamation work has been completed and the local government has signed off on the acceptance of the reclamation works.

The project is in the final year of the five year initial term of the exploration license expiring July 19, 2013. According to the PSC, provided that minimum expenditures have been met, the exploration license can be extended for an additional two years by giving written notice to the Mongolian Government 30 days prior to the expiry of the initial 5 year term. There is also provision for an additional two year extension. Although 2011 costs under audit have not been finalized, Shaman expects to exceed minimum expenditure requirements by a significant margin.

Subsequent to December 31, 2012, the Company completed acquisition of a 106 kilometer 2-D seismic program and will process that data seeking exploration prospects.

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

The following table presents estimated probable and possible oil reserves as of December 31, 2012. The Company previously reported proved reserves associated with its Dagang project in China which was sold in 2012.

Summary of Oil and Gas Reserves Using Average 2012 Prices

Canada
Bitumen
(mbbl)	Tamarack
Probable
Developed	–
Undeveloped	138,857
Possible
Developed	–
Undeveloped	32,929

Canada

Probable and Possible Reserves

No additional reserves were assigned to Tamarack in 2012 as further reserve development is subject to regulatory approval of the Company’s application for the project, sanctioning by the Board of Directors and further delineation drilling.

Possible reserves are within the Tamarack Project application area, but have a lower degree of certainty compared to our probable reserves due to lower quality reservoir characteristics or decreased certainty based on the level of reservoir delineation.

Basis of Reserves Estimates

Recovery estimates for Tamarack are based on a combination of reservoir simulation, detailed reservoir characterization and analogue project performance.

Internal Control over Reserve Estimation

Management is responsible for the estimates of oil and gas reserves and for preparing related disclosures. Estimates and related disclosures in this Annual Report are prepared in accordance with SEC requirements, generally accepted industry practices in the US and the standards of the Canadian Oil and Gas Evaluation Handbook (the “COGE Handbook”) modified to reflect SEC requirements. As a Canadian public company, we are also subject to the disclosure requirements of National Instrument 51-101 (‘‘NI 51-101’’) of the CSA, which requires us to disclose reserves and other oil and gas information in accordance with the prescribed standards of NI 51-101. The prescribed standards differ, in certain respects, from SEC requirements. See the Special Note to Canadian Investors on page 9.

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

Our reserve estimates were prepared by GLJ and reviewed by our in-house Senior Engineering Advisor (“SEA”). Our SEA is a professional engineer (P.Eng.) in Alberta, with over 33 years of broad petroleum engineering experience in the oil and gas industry in Canada. His past experience includes reserves estimations for government filings, reservoir development engineering for both oil and gas projects, economic evaluations for potential acquisitions and dispositions, production operations, project management, budgeting and corporate planning.

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

Special Note to Canadian Investors

Ivanhoe is an SEC registrant and files annual reports on Form 10-K; accordingly, our reserves estimates and regulatory securities disclosures are prepared based on SEC disclosure requirements. In 2003, the CSA adopted NI 51-101 which prescribes standards that Canadian public companies engaged in oil and gas activities are required to follow in the preparation and disclosure of reserves and related information.

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

The reserve quantities disclosed in this Annual Report represent reserves calculated on an average, first-day-of-the-month price during the 12 month period preceding the end of the year for 2012, using the standards contained in SEC Regulations S-X and S-K and Accounting Standards Codification 932 Extractive Activities – Oil and Gas (section 235), formerly Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities”. Such information differs from the corresponding information prepared in accordance with Canadian disclosure standards under NI 51-101. The primary differences between the current SEC requirements and the NI 51-101 requirements are as follows:

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

Production, Sales Prices and Production Costs

	2012(1)	2011	2010
Oil production (bbls/d)	850	967	788
Average sales price ($/bbl)	114.28	105.93	75.52
Average operating cost (2) ($/bbl)	42.90	44.10	33.05

(1)	2012 production information relates to the Company’s project in Dagang which was sold in December 2012 and includes eleven months of results.
(2)
Average operating costs per unit of production, based on net interest after royalties, represent lifting costs, including a windfall gain levy.  According to the “Administrative Measures on Collection of Windfall Gain Levy on Oil Exploitation Business,” enterprises exploiting and selling oil in China are subject to a windfall gain levy (the “Windfall Levy”) if the monthly weighted average price of oil exceeds a certain threshold.  Average operating costs exclude depletion and depreciation, income taxes, interest, selling and general administrative expenses.

Ivanhoe’s oil production originated in Asia, specifically the Dagang and Daqing fields in China. The majority of our production came from Dagang and was sold to the Chinese national petroleum company. In December 2012, the Company sold the productive oil wells that were associated with its properties in China.

Acreage

	Developed Acres		Undeveloped Acres(1)
	Gross	Net	Gross	Net
Asia – Mongolia	–	–	2,283,234	2,283,324
Canada	–	–	7,520	7,520
Latin America	–	–	272,639	272,639

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

We signed a specific services contract with the Ecuadorian state oil companies in October 2008 that allows us to develop and operate Block 20 for a term of 30 years, extendable by mutual agreement of the parties, for two additional periods of five years each, depending on the interests of the State and in conformity with local laws.

Acreage in Mongolia is subject to periodic relinquishments up to the end of the exploration period and the remaining acreage, if any, designated for appraisal and development will expire 20 years after the final commercial discovery on the Nyalga block.

Drilling Activity

	Net Exploratory			Net Development			Total
(net wells)(1)	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Wells Drilled
Asia
2012(2)	–	1.0	1.0	1.0	–	1.0	2.0
2011(3)	–	1.0	1.0	2.5	–	2.5	3.5

(1)	Net wells are the sum of fractional working interests owned in gross wells.
(2)	At December 31, 2012 we were not actively drilling wells.
(3)	At December 31, 2010, we were actively drilling the Zitong-1 and Yixin-2 wells in our Zitong project and one well in our Dagang field. No wells were completed in 2010.

TECHNOLOGY DEVELOPMENT

The Company’s Technology Development segment captures HTL™ activities.  In April 2005, Ivanhoe merged with Ensyn and thereby obtained an exclusive, irrevocable license to the HTL™ process for all applications other than biomass. The Company has since continued to expand patent coverage to protect innovations to the HTL™ technology and to significantly extend Ivanhoe’s portfolio of HTL™ intellectual property. Ivanhoe is the assignee of six granted US patents and currently has five US patent applications pending. In other countries, the Company has 44 patents granted and 32 patents are pending. In addition, Ivanhoe owns exclusive, irrevocable licenses to 17 global patents for the rapid thermal processing process as it pertains to petroleum. The expiration date for Ivanhoe’s key patents is 2028.

Ivanhoe Energy is in the process of commercializing HTL™; a proprietary and patented process that is intended to significantly increase the economic viability of heavy oil by partially upgrading it at the well site and creating a synthetic crude oil (“SCO”) that is more valuable to international refineries.

The world-wide production of heavy oil has to overcome currently embraced conventional methods of extraction, transportation and refining which are too capital intensive and often uneconomic. HTL™ is designed to be a low-cost, efficient and environmentally sound way to create greater economic value from heavy oil. It can be used at the well site to partially upgrade and significantly improve the properties of heavy oil by reducing viscosity, increasing gravity and removing contaminants.

When processing heavy crude oils with an 8° to 10° API gravity, HTL™ produces a synthetic crude oil of 18° to 20° API.  The process substantially reduces the viscosity and converts the residual oil to high value synthetic crude oil, which can be processed by most modern refineries. The HTL™ synthetic crude oil, when priced at the refinery gate and blended with a typical crude diet, has been valued by a third party engineering firm at close to Brent pricing.

The technology is ready to be built. Engineering has been done, including sizing vessels and it has been modularized so that it can be transported and built it in remote locations. The company intends to commercialize the technology through two different models. The field integrated model, such as the Tamarack project, integrates an HTL™ facility with production operations and the resulting synthetic crude oil is sold to downstream customers. Ivanhoe is also developing midstream projects in which resource owners deliver heavy crude to a centralized HTL™ facility that would partially upgrade the heavy oil for a fee.

Ivanhoe has a feedstock test facility (“FTF”) located at the Southwest Research Institute in San Antonio, Texas. The FTF has the functionality of a full-scale commercial facility, but at a size that allows for multi-run optimization and testing of third party crude oils from around the world. It provides an accurate estimate of the commercial processing characteristics of target crudes and facilitate the generation of intellectual property, including the development of new patents and operational know-how. In 2010, the FTF supported basic and front-end engineering for a commercial-scale HTL™ plant for the Tamarack Project in Canada. In 2011, activities at the FTF focused on the assay and analyses related to the successful upgrading of the heavy oil recovered from the Pungarayacu IP-5b well in Ecuador. In 2012, Ivanhoe continued to exploit the unit to further technology development, process improvement as well as commercial engineering of HTLTM plants.

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

Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental laws regulate the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean-up costs and damages. We anticipate that changes in environmental legislation may require, among other things, increased air quality standards for our operations and may result in increased capital expenditures.

Operations in Canada are governed by comprehensive federal, provincial and municipal regulations. We submitted the Regulatory Application/Environmental Impact Assessment for the Tamarack Project to the Government of Alberta in November 2010. The regulatory process is expected to conclude in the second quarter of 2013. In addition, the Company will be required to obtain numerous ancillary approvals prior to commencing operations and will be subject to ongoing environmental monitoring and auditing requirements.

Ecuador and Mongolia continue to develop and implement more stringent environmental protection regulations and standards for industry. Projects are currently monitored by governments based on the approved standards specified in the environmental impact statements prepared for individual projects, located on the Company’s website.

Government Regulations

Our business is subject to certain federal, state, provincial and local laws and regulations in the regions in which we operate relating to the exploration for, and development, production and marketing of, crude oil and gas, as well as environmental and safety matters. In addition, the Ecuadorian and Mongolian governments regulate various aspects of foreign company operations in their respective countries. Such laws and regulations have generally become, globally, more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, we are not able to predict the ultimate cost of compliance.

EMPLOYEES

As at December 31, 2012, we had 89 employees. None of our employees are unionized.

AVAILABLE INFORMATION

The principal corporate office of Ivanhoe Energy Inc. is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101-6th Avenue SW, 21st Floor, Calgary, Alberta, T2P 3P4.

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

Each of the SEC (www.sec.gov) and the CSA (www.sedar.com) maintains a website from which you can access our reports, proxy and information statements and other published information that have been filed or furnished with the SEC and the CSA. A copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A:  RISK FACTORS

We are exposed to various risks, some of which are common to other companies in the oil and gas industry and some of which are unique to our business. Certain risks set out below constitute “forward-looking statements” and readers should refer to the “Special  Note Regarding Forward-Looking Statements” on page 3.

If we are unable to adequately fund our substantial capital and operating requirements our ability to continue as a going concern could be adversely affected

Our business is capital intensive and the advancement of our projects in Canada, Ecuador and Mongolia and our HTL™ technology commercialization initiatives require significant funding. We have a history of operating losses and our current exploration and development activities do not generate cash flow sufficient to meet our funding obligations and capital expenditure plans. Historically, we have relied upon equity capital as our principal source of funding. The sustainability of our business is dependent upon our having reliable access to additional capital in order to meet obligations associated with our existing projects and capitalize upon potentially valuable opportunities to acquire and develop future projects. We may seek financing from a combination of strategic investors and/or public and private debt and equity markets, either at the parent company level or at a project level. There is no assurance that we will be able to obtain such financing or obtain it on favorable terms and any future equity issuances may be dilutive to our existing shareholders.

Our access to financing may be limited by an inability to attract strategic partners willing to invest in our projects on acceptable terms, ongoing volatility in equity and debt markets and a sustained downturn in the market price of our common shares.  Without access to sufficient amounts of financing or the ability to undertake other cash generating activities, we may have to delay or forego potentially valuable project acquisition and development opportunities or default on existing funding commitments to third parties. This could result in the dilution or forfeiture of our rights in existing projects, which would cast substantial doubt that the Company would be able to continue as a going concern.

Talisman’s security interest in our Tamarack project assets could impede our ability to secure third party debt

When we acquired our Tamarack project in 2008, we incurred a series of debt obligations in favor of Talisman secured by a first fixed charge and security interest in the Tamarack oil sands leases and a general security interest in all of our present and after acquired property, other than our equity interests in our subsidiaries (through which we hold our HTL™ technology and our projects in Ecuador and Mongolia). Although we have satisfied substantially all of the material debt obligations we owed to Talisman, we remain subject to a contingent payment obligation of up to Cdn$15.0 million, which is also secured by Talisman’s security interest. This contingent obligation becomes due and payable if and when we obtain the requisite government and other approvals necessary to develop the northern border of one of the leases. We are obliged to use commercially reasonable efforts to obtain these approvals. However, despite our efforts, the risks inherent in oil field development, including potential environmental considerations, create significant uncertainty as to when, if ever, we will be able to obtain these approvals and, consequently, we cannot predict when, if ever, this contingent obligation will become due and payable or when Talisman’s security interest will be released and discharged.

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

The volatility of oil prices may affect the commercial viability of our projects

The commercial viability of our exploration and development projects is highly dependent on the price of oil. Prices also affect our ability to borrow money or raise additional capital. Even relatively modest changes in oil prices may significantly change an oil and gas company’s revenues, results of operations, cash flows and proved reserves. Historically, the market for oil has been volatile and is likely to continue to be volatile in the future.

Oil prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as weather conditions; overall global economic conditions; terrorist attacks or military conflicts; political and economic conditions in oil producing countries; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; the level of demand and the price and availability of alternative fuels; speculation in the commodity futures markets; technological advances affecting energy consumption; governmental regulations and approvals; and proximity and capacity of oil pipelines and other transportation facilities. These factors and the volatility of the energy markets make it extremely difficult to predict future oil price movements with any certainty.

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

Estimates of reserves and future net revenue may change if the assumptions on which such estimates are based prove to be inaccurate

Reserve estimates are based on many assumptions that may turn out to be inaccurate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment, the assumptions used regarding prices for oil and gas, production volumes, required levels of operating and capital expenditures and quantities of recoverable oil reserves. Any significant variance from the assumptions used could result in the actual quantity of reserves and future net cash flow being materially different from those estimated. In addition, actual results of drilling, testing and production and changes in oil and gas prices after the date of the estimate may result in revisions to reserve estimates. Revisions to prior estimates may be material.

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

We compete for oil and gas properties and personnel with many other exploration and development companies throughout the world who have access to greater resources

We operate in a highly competitive environment and compete with oil and gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources. Many of these companies not only explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. We also compete with companies in other industries supplying energy, fuel and other commodities to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulations in the jurisdictions in which we do business and more readily endure longer periods of reduced oil and gas prices. Our competitors may be able to pay more for productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects.

We compete with other companies to recruit and retain the limited number of individuals who possess the requisite skills and experience that are relevant to our business. This competition exposes us to the risk that we will have to pay increased compensation to such employees or increase the Company’s reliance on, and associated costs from partnering or outsourcing arrangements. There can be no assurance that employees with the abilities and expertise we require will be available.

Changes to laws, regulations and government policies in the jurisdictions in which we operate could adversely affect our ability to develop our projects

Our projects in Canada, Ecuador and Mongolia are subject to various international, federal, state, provincial, territorial and local laws and regulations relating to the exploration for and the development, production, upgrading, marketing, pricing, taxation and transportation of heavy oil, bitumen and related products and other matters, including environmental protection.

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

Construction, operation and decommissioning of these projects will be conditional upon the receipt of necessary permits, leases, licenses and other approvals from applicable government and regulatory authorities. The approval process can involve stakeholder consultation, environmental impact assessments, public hearings and appeals to tribunals and courts, among other things. An inability to secure local and regional community support could result in the necessary approvals being delayed or denied. There is no assurance that such approvals will be issued or, if granted, will not be appealed or cancelled or that they will be renewed upon expiry or will not contain terms and conditions that adversely affect the final design or economics of our projects.

Complying with environmental and other government regulations could be costly and could negatively impact our operations

Our operations are governed by various international, federal, state, provincial, territorial and local laws and regulations. Oil, gas, oil sands and heavy oil extraction, upgrading and transportation operations are subject to extensive regulation.  Various approvals are required before such activities may be undertaken. We are subject to laws and regulations that govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. These laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling; restrict the substances that can be released into the environment with drilling and production activities; limit or prohibit drilling activities in protected areas such as wetlands or wilderness areas; require that reclamation measures be taken to prevent pollution from former operations; require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and require remedial measures be taken with respect to property designated as contaminated.

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

No assurance can be given with respect to the impact of future environmental laws or the approvals, processes or other requirements mandated by such laws on our ability to develop or operate our projects in a manner consistent with our current expectations. No assurance can be given that environmental laws will not limit project development or materially increase the cost of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.

Our business involves many operating risks that can cause substantial losses; insurance may not protect us against all these risks

Our operations are subject to many risks inherent in the oil and gas industry. In the course of carrying out our operations, we may encounter unexpected and materially adverse circumstances or events, including fires, natural disasters, catastrophic weather conditions, explosions, unusual or unexpected geological formations including formations with abnormal pressures, blowouts, cratering, equipment malfunctions, pipeline ruptures, spills or discharges of hazardous substances, or title problems. Any such unexpected and materially adverse circumstances or events could cause us to experience material losses.

We are insured against some, but not all, of the hazards associated with our business, so we may sustain losses that could be substantial if we experience events or circumstances for which we are not insured or are underinsured. The occurrence of an uninsured or underinsured event could have a material adverse impact on our financial condition and results of operations. We do not carry business interruption insurance and, therefore, we bear the risk of any loss or deferral of revenues resulting from a curtailment of future production.

Under environmental laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability for environmental damage is available at a reasonable cost. Accordingly, we could be exposed to potentially significant losses and liabilities if environmental damage occurs.

SAGD technologies for in-situ recovery of heavy oil and bitumen are energy intensive and may be unsustainable

We intend to integrate established SAGD thermal recovery techniques with our patented HTL™ upgrading process. Heavy oil recovery using the SAGD process is subject to technical and financial uncertainty. Current SAGD technologies for in-situ recovery of heavy oil and bitumen are energy intensive, requiring significant consumption of natural gas and other fuels for the production of steam used in the recovery process. The amount of steam required in the production process can vary and any material variance can impact costs. The performance of the reservoir can also affect the timing and levels of production using SAGD technology. Although SAGD technology is now being used by several producers, commercial application of the technology is still in its early stages relative to other methods of production. In the absence of an extended and demonstrated operating history, there can be no assurances with respect to the sustainability of SAGD operations.

We may not successfully commercialize our HTL™ technology

Successful commercialization of our HTL™ technology in the oil and gas industry is contingent upon our ability to identify and acquire appropriate sources of feedstock for, and economically design, construct and operate, commercial-scale plants and a variety of other factors, many of which are outside our control. To date, commercial-scale HTL™ plants have only been constructed and operated in the bio-mass industry.

Technological advances could render our HTL™ technology obsolete

We expect that technological advances in competing processes and procedures for upgrading heavy oil and bitumen into lighter, less viscous products will continue to be made. It is possible that these competing processes and procedures could cause our HTL™ technology to become uncompetitive or obsolete.

Alternate sources of energy could lower the demand for the products that our HTL™ technology is intended to produce

Alternative sources of energy are continually under development. If reliance upon petroleum based fuels decreases, the demand for products that our HTL™ technology is intended to produce may decline. It is possible that technological advances in engine design and performance could reduce the use of petroleum based fuels, which would also lower the demand for products that our HTL™ technology is intended to produce.

Efforts to commercialize our HTL™ technology may give rise to claims of infringement upon the patents or other proprietary rights of others

We own licenses to use the HTL™ technology that we are seeking to commercialize, but we may not become aware of claims of infringement upon the patents or other rights of others in this technology until after we have made a substantial investment in the development and commercialization of projects utilizing the technology. Third parties may claim that the technology infringes upon past, present or future patented technologies. Legal actions could be brought against us and our licensors claiming damages and seeking an injunction that would prevent us from testing or commercializing the technology. If an infringement action were successful, in addition to potential liability for damages, we and our licensors could be required to obtain a claiming party’s license in order to continue to test or commercialize the technology. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing or commercializing the technology. We may have to expend substantial resources in litigation defending against the infringement claims of others. Many possible claimants, such as the major energy companies that have or may be developing proprietary heavy oil upgrading technologies competitive with our technology, may have significantly more resources to spend on litigation.

A breach of confidentiality obligations could put us at competitive risk and potentially damage our business

While discussing potential business relationships with third parties, we may disclose confidential information respecting operating results or proprietary intellectual property. Although we regularly require third parties to sign confidentiality agreements prior to the disclosure of any confidential information, an unauthorized disclosure of confidential information could put us at competitive risk and may cause significant damage to our business. The harm to our business from a breach of confidentiality cannot presently be quantified, but may be material and may not be compensable in damages. There is no assurance that, in the event of a breach of confidentiality, we will be able to obtain equitable remedies, such as injunctive relief, from a court of competent jurisdiction in a timely manner, if at all, in order to prevent or mitigate any damage to our business that such a breach of confidentiality may cause.

Certain projects are at a very early stage of development

Our projects are at varying stages of development. We are in the midst of a regulatory approval process with the Government of Alberta in respect of our Tamarack Project. Although we believe that we will successfully complete the regulatory approval process sometime during the second quarter of 2013, there is no assurance that the process will be successfully completed, or completed on a timely basis. If the regulatory approval process becomes more protracted than anticipated, construction of the Tamarack Project could be significantly delayed. There is also a risk that the Government of Alberta may not approve the project as proposed or that it may impose conditions upon its approval which could significantly impair the economics of the project. Our projects in Ecuador and Mongolia are at a very early stage of development; no reserves have yet been established and no detailed feasibility or engineering studies have yet been produced.

There can be no assurances that any of our projects will be completed within any anticipated time frame or within the parameters of any anticipated capital cost. We have yet to establish a definitive schedule for financing and fully developing these projects. Other factors, in addition to lack of financing, may hinder our ability to develop and operate our projects on a timely basis. These include breakdowns or failures of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to proprietary technology; contractor or operator errors; non-performance by third party contractors; labor disputes; disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of qualified workers; delays in obtaining, or conditions imposed upon, regulatory approvals; violation of permit requirements; disruption in the supply of energy; and catastrophic events such as fires, earthquakes, storms or explosions.

Our Tamarack Project may be exposed to title risks and aboriginal claims

We hold our interest in the Tamarack Project through leases granted by the Government of Alberta, which we purchased from Talisman. There is a risk that the land covered by these leases may be subject to prior unregistered agreements or interests or undetected claims or interests that could impair our leasehold title. Any such impairment could adversely affect our ability to construct and operate the Tamarack Project on the basis presently contemplated, which could have a material adverse effect on our financial condition, results of operations and ability to execute our current business plan in a timely manner.

Aboriginal peoples have claimed aboriginal title and rights to large areas of land in western Canada where oil and gas operations are conducted, including claims that, if successful, could delay or otherwise adversely affect the construction and operation of the Tamarack Project, which could have a material adverse effect on our business.

Our Block 20 Project in Ecuador may be at risk if the agreement through which we hold our interest is challenged or cannot be enforced

We hold our interest in the Block 20 Project in Ecuador through a specific services agreement with an Ecuadorian national oil company. The agreement is governed by the laws of Ecuador. Although the agreement has been translated into English, the official and governing language of the agreement is Spanish and, if any discrepancy exists between the official Spanish version of the agreement and the English translation, the official Spanish version prevails. There may be ambiguities, inconsistencies and anomalies between the official Spanish version of the agreement and the English translation that could materially affect how our rights and obligations under the agreement are conclusively interpreted and such interpretations may be materially adverse to our interests.

The dispute resolution provisions of the Block 20 agreement stipulate that disputes involving industrial property, including intellectual property, and technical or economic issues are subject to international arbitration. Other disputes are subject to resolution through mediation or arbitration in Ecuador. There is a risk that we will be unable to agree with the Ecuadorian national oil company as to whether a dispute should be referred to international arbitration or mediation or arbitration in Ecuador. There can also be no assurance that the Ecuadorian national oil company will comply with the dispute resolution provisions or otherwise voluntarily submit to arbitration.

Government policy in Ecuador may change to discourage foreign investment or legal requirements pertinent to foreign investment in Ecuador may change in unforeseen ways. There can be no assurance that our investments and assets in Ecuador will not be subject to nationalization, requisition or confiscation, whether legitimate or not, by any authority or body. While the Block 20 agreement contains provisions for compensation and reimbursement of losses we may suffer under such circumstances, there is no assurance that such provisions would effectively restore the value of our original investment. There can be no assurance that Ecuadorian laws protecting foreign investments will not be amended or abolished or that the existing laws will be enforced or interpreted to provide adequate protection against any or all of the risks described above. There can also be no assurance that the Block 20 agreement will prove to be enforceable or provide adequate protection against any or all of the risks described above.

Our business may be harmed if we are unable to retain our interests in licenses, leases and contracts

The interests we hold in our projects are derived from licenses, leases and contracts. If we fail to meet the specific requirements of the instrument through which we hold our interest in a particular project, it may terminate or expire. We may not be able to meet any or all of the obligations required to maintain our interest in each such license, lease or contract. Some of our project interests will terminate unless we fulfill such obligations. If we are unable to satisfy these obligations on a timely basis, we may lose our rights in these projects. The termination of our interests in these projects may harm our business.

Our principal shareholder may significantly influence our business

As at the date of this Annual Report, our largest shareholder, Robert M. Friedland, owned approximately 17% of our common shares and held the position of Executive Co-Chairman and is a member of our Board of Directors. As a result, he has the voting power to significantly influence our policies, business and affairs and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. In addition, the concentration of our ownership may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common shares.

If we lose our key management and technical personnel, our business may suffer

We rely upon a relatively small group of key management personnel. In respect of the technological aspect of our business, we also rely heavily upon our scientific and technical personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. We do not maintain any key man insurance. Although we have employment agreements with each of our key management and technical personnel, there is no assurance that these individuals will remain in our employ in the future. An unexpected partial or total loss of their services would harm our business.

Information regarding our future plans reflects our current intent and is subject to change

We describe our current exploration and development plans in this Annual Report. Whether we ultimately implement our plans will depend on a number of factors including the availability and cost of capital; our ability to demonstrate the commerciality of the HTL™ technology; favorable exploration results; current and projected oil or gas prices; costs and availability of drilling rigs and other equipment; supplies; personnel; timeliness of regulatory and third party approvals; reliability of project development cost estimates; and our ability to attract other industry partners to participate with us in our projects in order to reduce costs and exposure to risks.

We assess and gather data about our projects on an ongoing basis and it is possible that additional information will cause us to alter our schedule for the development of a particular project or determine that the project should not be pursued at all. Our plans regarding our projects might change.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

On July 12, 2012, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of a lawsuit against the Company and related parties that had been filed on November 20, 2008 in the United States District Court for the District of Colorado. The plaintiffs in the case are Jack J. Grynberg and three affiliated companies. The ruling from the Tenth Circuit affirms the district court’s judgment dismissing the case without prejudice. The Court of Appeals denied plaintiffs’ request for rehearing and issued a mandate.  Following the conclusion of that appeal, the plaintiffs filed a petition for a writ of certiorari from the United States Supreme Court, which was denied on January 14, 2013.  The Supreme Court's denial finally concludes the appellate proceedings.

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

The Court of Appeals’ July 12, 2012 order affirmed the district court’s judgment and related orders. The Court of Appeals also concluded that the Ivanhoe Corporate defendants, including the Company, are entitled to fees and costs they incurred on appeal. The Court of Appeals remanded the case to the district court for the limited purpose of computing a proper award of appellate fees and costs. Following remand, the plaintiffs and the Ivanhoe Corporate defendants engaged in negotiations and reached an agreement to fully dispose of the Ivanhoe Corporate defendants’ claim for appellate fees and costs. After the agreement was reached, the district court closed the case in its entirety on September 26, 2012. The Company recovered approximately $0.5 million in costs.

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000 and a portion of the Company’s interest in the Pungarayacu field. The plaintiffs seek other miscellaneous relief, including requests for a declaration of some of the parties’ rights and legal relations under a consulting agreement, attorneys' fees and certain litigation costs and expenses, disgorgement of the Company's past, current and/or future profits attributable to the Pungarayacu field and certain other fields in Ecuador, tort damages and exemplary and punitive damages, the imposition of constructive trusts over certain amounts and profits requested by the plaintiffs, and pre-judgment and post-judgment interest. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. The arbitration hearing is set for September 2013 and the parties are currently engaged in discovery. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time. The Company believes that the plaintiff’s claims have no merit.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (the “TSX”) and The NASDAQ Capital Market (“NASDAQ”) under the symbols “IE” and “IVAN” respectively. The trading range of our common shares is as follows:

		TSX (Cdn$)		NASDAQ (US$)
		High	Low	High	Low
2012	Q1	1.34	0.82	1.33	0.83
	Q2	1.15	0.44	1.15	0.44
	Q3	0.76	0.50	0.76	0.52
	Q4	0.89	0.40	0.91	0.41
2011	Q1	3.58	2.67	3.67	2.75
	Q2	2.84	1.58	2.97	1.60
	Q3	1.96	1.02	2.03	0.99
	Q4	1.47	0.75	1.46	0.72
2010	Q1	3.90	2.90	3.79	2.75
	Q2	3.36	1.97	3.37	1.87
	Q3	2.19	1.59	2.08	1.50
	Q4	2.89	2.15	2.88	2.10

On December 31, 2012, the closing price of our common shares was Cdn$0.71 on the TSX and $0.7051 on NASDAQ.

As at March 7, 2013, a total of 344,472,761 of our common shares were issued and outstanding and held by 187 holders of record with an estimated 22,500 additional shareholders whose common shares were held for them in street name or nominee accounts.

The Company received a notification from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules. The Company could regain compliance if at any time prior to November 20, 2012 the closing bid price of the Ivanhoe’s common stock was at least $1.00 for a minimum of 10 consecutive business days. On November 1, 2012, the Company applied to the NASDAQ for an additional compliance period of 180 days which was granted and will expire on May 20, 2013.

The Company intends to seek approval of its shareholders to effect a reverse stock-split of its common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. Reducing the number of issued and outstanding common shares through a common share consolidation is intended, absent other factors, to increase the per share market price of the common shares. However, the market price of the common shares will also be affected by the Company’s financial and operational results, its financial position, including its liquidity and capital resources, the development of its projects, industry conditions, the market’s perception of the Company’s business and other factors, which are unrelated to the number of common shares outstanding.

While a reverse stock-split will result in an initial trading price above the NASDAQ minimum bid price, the market considerations mentioned above will be the ultimate arbiter of the Company’s share price. The ability of the Company to remain above the minimum bid price and maintain a NASDAQ listing will be determined by the markets.

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

ENFORCEABILITY OF CIVIL LIABILITIES

We are a company incorporated under the laws of Yukon, Canada. Some of our directors, controlling shareholders, officers and representatives of the experts named in this Annual Report reside outside the US and a substantial portion of their assets and our assets are located outside the US. As a result, it may be difficult to effect service of process within the US upon the directors, controlling shareholders, officers and representatives of experts who are not residents of the US or to enforce against them judgments obtained in the courts of the US based upon the civil liability provisions of the federal securities laws or other laws of the US. There is doubt as to the enforceability in Canada, against us or against any of our directors, controlling shareholders, officers or experts who are not residents of the US, in original actions or in actions for enforcement of judgments of US courts, of liabilities based solely upon civil liability provisions of the US federal securities laws. Therefore, it may not be possible to enforce those actions against us, our directors, officers, controlling shareholders or experts named in this Annual Report.

EXCHANGE CONTROLS AND TAXATION

There is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to a non-resident holder of our common shares, other than withholding tax requirements.

There is no limitation imposed by the laws of Canada, the laws of the Yukon Territory, or our constating documents on the right of a non-resident to hold or vote our common shares, other than as provided in the Investment Canada Act (the “Investment Act”), which generally prohibits a reviewable investment by an investor that is not a “Canadian”, as defined, unless after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian who is not a “WTO investor” (which includes governments of, or individuals who are nationals of, member states of the World Trade Organization and corporations and other entities which are controlled by them), at a time when we were not already controlled by a WTO investor, would be reviewable under the Investment Act under two circumstances. First, if it was an investment to acquire control (within the meaning of the Investment Act) and the value of our assets, as determined under Investment Act regulations, was Cdn$5 million or more. Second, the investment would also be reviewable if an order for review was made by the federal cabinet of the Canadian government on the grounds that the investment related to Canada’s cultural heritage or national identity (as prescribed under the Investment Act), regardless of asset value (a “Cultural Business”). Currently, an investment in our common shares by a WTO investor, or by a non-Canadian at a time when we were already controlled by a WTO investor, would be reviewable under the Investment Act if it was an investment to acquire control and the value of our assets, as determined under Investment Act regulations, was not less than a specified amount, which for 2013 is Cdn$344 million. The Investment Act provides detailed rules to determine if there has been an acquisition of control. For example, a non-Canadian would acquire control of us for the purposes of the Investment Act if the non-Canadian acquired a majority of our outstanding common shares. The acquisition of less than a majority, but one-third or more, of our common shares would be presumed to be an acquisition of control of us unless it could be established that, on the acquisition, we were not controlled in fact by the acquirer through the ownership of common shares. An acquisition of control for the purposes of the Investment Act could also occur as a result of the acquisition by a non-Canadian of all or substantially all of our assets.

The Canadian Federal Government has announced certain forthcoming amendments (the “Amendments”) to the Investment Act. Once they come into force, the Amendments would generally raise the thresholds that trigger governmental review. Specifically, with respect to WTO investors, the Amendments would see the thresholds for the review of direct acquisitions of control of a business which is not a Cultural Business increase from the current Cdn$344 million (based on book value) to Cdn$600 million (to be based on the “enterprise value” of the Canadian business) for the two years after the Amendments come into force, to Cdn$800 million in the following two years and then to Cdn$1 billion for the next two years. Thereafter, the threshold is to be adjusted to account for inflation. The Amendments will come into force when the government enacts regulations which, among other things, will provide how the “enterprise value” is to be determined.

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

SALES OF UNREGISTERED SECURITIES

All securities we issued during the years ended December 31, 2012, 2011 and 2010, which were not registered under the Act, have been detailed in previously filed Form 10-Qs and Form 8-Ks.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected financial data based on International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and should be read in conjunction with our accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with the audited consolidated financial statements and the related notes thereto included in Item 8 of this report. Results of operations are shown for continuing operations, which exclude the operations discontinued in China, for the fiscal years presented.

($000s, except per share amounts)	2012	2011	2010
Results of Operations
Net loss from continuing operations	(64,018)	(26,761)	(22,258)
Net loss from continuing operations per share – basic and diluted	(0.19)	(0.08)	(0.07)

Financial Position
Total assets	402,057	413,710	394,418
Long term debt	65,214	61,892	–
Long term derivative instruments	181	1,617	–
Long term provisions	3,157	1,919	3,008

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 (the “Financial Statements”). The Financial Statements have been prepared in accordance with and using accounting policies in full compliance with IFRS and International Accounting Standards (“IAS”) issued by the International Accounting Standards Board (“IASB”) and Interpretations of the International Financial Reporting Interpretations Committee.

As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS without a reconciliation to US generally accepted accounting principles (“US GAAP”). It is possible that some of our accounting policies under IFRS could be different from US GAAP.

The date of this discussion is March 18, 2013.  Unless otherwise noted, tabular amounts are in thousands of US dollars. Oil and gas production, revenue, reserves and related measures are presented net of royalty payments to governments.

BUSINESS ENVIRONMENT

The Company’s core operations are in Canada and Ecuador. Canada offers a relatively stable business environment in which to operate due to established infrastructure and political stability. However the oil and gas sector currently faces challenges including transportation of oil and gas products to international markets and the associated environmental impact of these projects. The Company believes that the long term demand for oil and gas will remain strong and that further development, particularly in the heavy oil segment, will be required in order to meet this anticipated demand.

Ecuador regulates various aspects of foreign company operations and has had periods of political instability in the past. With the recent election of the incumbent Ecuadorian President, the Company anticipates the government’s future policy toward foreign investment in oil and gas operations will remain consistent and one in which the Company can operate.

The development of the Company’s oil and gas and HTL™ operations are capital intensive. In the past, Ivanhoe has used external sources of funding such as public and private equity and debt markets. The Company is impacted by industry influences including commodity prices and larger macro-economic factors that have had investors recently rotating out of commodity investments and may affect the Company’s ability to obtain financing on acceptable terms.

HIGHLIGHTS

($000, except as stated)	2012	2011	2010
Capital expenditures	47,444	51,060	70,980

Cash flow used in operating activities	(27,060)	(26,245)	(31,290)
Net loss from continuing operations	(64,018)	(26,761)	(22,258)
Net loss per share from continuing operations – basic and diluted	(0.19)	(0.08)	(0.07)

In December 2012, the Company discontinued its operations in China with the transfer of the Company’s interest in the Contract for Exploration, Development and Production in the Zitong Block to Shell China Exploration and Production Company (“Shell”) for $105.0 million and the sale of Pan-China Resources Ltd. to MIE Holding Corporation (“MIE”) for $45.0 million, each subject to adjustments and certain holdback amounts. The Company used a portion of the proceeds to extinguish its short term debt and the remaining proceeds will be used within the Company’s remaining business.

Net loss from continuing operations in 2012 was $64.0 million, an increase of $37.2 million compared to $26.8 million in 2011. The increase is mainly attributable to $20.2 million in higher exploration and evaluation expenses and an $11.7 million lower unrealized derivative gain in 2012.

Capital expenditures amounted to $47.4 million in 2012.

In Ecuador, $23.4 million in capital expenditures were used to drill a 13,594 foot well, IP-17, into the pre-cretaceous zone in the Southern portion of the Block to test the formations in this area. The well confirmed the presence of hydrocarbons in the Hollin and Napo formations and evaluated the potential of the deeper, pre-cretaceous structures. While hydrocarbons were found in the Hollin and Napo formations, the reservoir in the immediate vicinity of the well was not suitable for commercial exploitation.

In Canada, the Company spent $3.8 million in capital expenditures to support the Tamarack Project regulatory process. The Company received additional Supplemental Information Requests (“SIR”) from the Alberta regulators in the second and fourth quarters of 2012 and responded to the SIRs in July and November 2012, respectively. The Company is currently in discussions with local stakeholders to address any statements of concern as part of the regulatory process. Project advancement, as currently envisaged, is subject to regulatory approval and financing. The Company expects to complete remaining regulatory milestones in the second quarter of 2013.

In China, the Company had capital expenditures of $12.4 million for the seismic program at Zitong, $7.3 million for drilling two wells at Dagang, one of which was completed in the second quarter of 2012; the second well was completed in the third quarter of 2012, and $0.5 million in other expenditures. These expenditures relate to discontinued operations that were sold in December 2012.

RESULTS OF OPERATIONS

Discontinued Operations

Zitong Block

On December 27, 2012 Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell.

In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company will receive total pre-tax cash proceeds of $105.0 million subject to a holdback pending the completion of regulatory audits. Initial pre-tax proceeds of approximately $96.2 million were delivered on closing. The Company will receive the remaining proceeds once CNPC completes its annual cost recovery audit for 2012 expenditures ($3.7 million); and a customary holdback period of six months from the transaction date expires ($5.1 million), less any post-closing adjustments.

Subsequent to December 31, 2012, Shell assumed the obligations under the Zitong Supplementary Agreement and replaced the Company’s performance bond with its own. As a result, the collateral for that performance bond, presented as restricted cash on the Company’s balance sheet at December 31, 2012, was released on February 1, 2013.

Pan-China Resources Ltd.

On December 17, 2012 the Company completed the sale to MIE Holdings Corporation (“MIE”) for all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd.

As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company will receive the holdback amount six months after closing if there are no claims from MIE.

Operating Costs

Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas and mainly consist of labor and materials.

FTF operating costs in 2012 were $4.3 million, relatively unchanged from the 2011 operating costs of $4.6 million.

FTF operating costs of $4.6 million in 2011 were $0.5 million higher than the $4.1 million in costs incurred in 2010 due to activities associated with assay and analyses related to the successful upgrading of the heavy oil recovered from the Pungarayacu IP-5b well in Ecuador and planned maintenance costs associated with enhancements implemented at the FTF in the second quarter of 2011.

General and Administrative

G&A expenses mainly consist of staff, office and legal and other contract services costs.

The Company incurred G&A expenses of $31.1 million in 2012, a decrease of $7.5 million compared to costs of $38.6 million in 2011. G&A expenses were lower in 2012 due to lower staff and legal and other contract services costs. Staff costs decreased $3.6 million compared to 2011 because the formalization of the Company’s compensation program in 2011 resulted in the Company accruing two years of short term incentive costs for that year; 2012 also benefitted from lower share-based payment expense due to higher employee turnover in 2012. Legal and other contract services costs decreased $2.0 million from 2011 mainly due to the conclusion of the Grynberg lawsuit and recovery of the Company’s costs as a result of a favorable ruling in that case. G&A costs also decreased $1.9 million from 2011 mainly due to less allocated shared services activity and lower professional service fees relating to audit and financing activities.

G&A expenses were $38.6 million in 2011, an increase of $2.4 million compared to G&A expenses of $36.2 million in 2010. The higher G&A costs in 2011 mainly result from increased legal costs of $2.0 million, in connection with proceedings further described in Part I, Item 3 of this Form 10-K, as well as financing costs associated with the Cdn$73.3 million convertible unsecured subordinated debentures (“Convertible Debentures”) issued in the second quarter of 2011 and contract engineering costs of $0.4 million related to Ivanhoe’s HTL™ technology to investigate new applications. The higher costs in 2011 were partially offset by lower charitable contributions; in 2010, the Company committed to a $1.0 million donation to flood victims in Ecuador.

Exploration and Evaluation

Costs of exploring for, and evaluating, oil and gas properties are initially capitalized as intangible exploration and evaluation (“E&E”) assets and charged to E&E expense only if sufficient reserves cannot be established or once the costs are determined to have no future value.

E&E expense in 2012 was $23.0 million, $20.2 million higher than E&E expense of $2.8 million in 2011. The IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.9 million in related costs in 2012. In addition, the Company also expensed $2.9 million in capital costs in 2012 relating to the second Mongolian well drilled in 2011. Independent laboratory tests finalized in September 2012 on the drill cuttings from Mongolia indicated that there is a high probability that mobile oil in the well is limited. Other E&E costs of $0.2 million were expensed in the second quarter of 2012.

E&E expense in 2011 was $2.8 million, a decrease of $2.1 million from an E&E expense of $4.9 million in 2010. Drilling costs of $2.1 million were expensed in connection with the exploration well in Mongolia that was plugged and abandoned.  In addition, it was determined that $0.7 million of expenditures related to the seismic program in Ecuador would have limited future value and were therefore charged to E&E expense.

E&E expense in 2010 related to the drilling of two appraisal wells on Block 20 in Ecuador. The first appraisal well, IP-15, encountered cementing and completion problems prior to steam injection operations and testing was suspended without recovering oil resulting in $4.9 million of drilling and testing costs expensed in 2010.

Depreciation

Depreciation expense is primarily charges for the amortization of capitalized costs of the FTF but also includes furniture and equipment depreciation.

Depreciation expense in 2012 was $1.0 million, unchanged from 2011.

Depreciation expense in 2011 was $1.0 million, an increase of $0.7 million compared to $0.3 million in 2010. The increase is driven by a lower than normal 2010 depreciation amount that resulted from Commercial Demonstration Facility salvage costs coming in lower than previously recorded amounts.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s payables denominated in foreign currencies.

The Company incurred a $1.2 million loss on foreign currency exchange in 2012 compared to a $0.5 million gain in 2011. The loss on foreign exchange in 2012 is mainly due to the revaluation of the Canadian denominated Convertible Debentures as the Canadian dollar strengthened near the end of 2012 compared to the 2011 closing exchange rate resulting in a higher translated debt in 2012.

The Company incurred a smaller net foreign exchange gain of $0.5 million in 2011 in comparison to $3.3 million from the prior year. The Canadian dollar was stronger than the US dollar in the first nine months of 2011, subsequently weakening in the fourth quarter of 2011. Net foreign exchange gains incurred on the translation of the Company’s Canadian dollar denominated cash, debt and payables in the first three quarters of 2011 were partially offset by net foreign exchange losses in the fourth quarter.

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

Derivative Instruments

The gain on derivative instruments results from accounting for the changes in the fair value of derivative instruments through earnings.

In 2012, the Company valued the convertible component of the Convertible Debentures at approximately $0.2 million compared to $1.6 million in 2011. The lower valuation, which resulted in an unrealized gain of $1.4 million in 2012, was a result of lower Company share prices in 2012 which the Company’s uses as an input in estimating the fair value of the derivative.

In 2011, the unrealized gain on derivative instruments was $13.1 million compared to $18.6 million in 2010. An unrealized gain on the convertible component of the Convertible Debentures totaled $7.8 million and a combination of the expiry and revaluation of the Company’s purchase warrants resulted in a gain of $4.1 million. Additionally, a gain of $1.2 million was recognized on the revaluation of the convertible portion of the Cdn$40.0 million convertible promissory note issued to Talisman (“Convertible Note”). The revaluation of an option granted to a private investor in January 2010 to acquire an equity interest in one of the Company’s subsidiaries created a loss of $0.2 million in the current year.

The $18.6 million unrealized gain recorded in 2010 stemmed from a $15.0 million and $3.6 million gain, respectively, on the revaluation of the purchase warrants and the Convertible Note.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense in 2012 was $4.3 million, an increase of $3.9 million compared to $0.4 million in 2011. The increase is due to higher debt in 2012 which the Company used to fund operations while closing the 2012 asset dispositions as well as a lower allocation of interest to capital expenditures as debt funding near the last half of 2012 was used more for ongoing operations than capital projects.

Finance expense in 2011 was $0.4 million and did not change materially compared to 2010.

Loss on Debt Repayment

The Company classified its short term debt as a financial liability measured at amortized cost which allows for transaction costs to be amortized over the life of the debt instrument.

In December 2012, subsequent to the closing of the China asset dispositions, the Company used a portion of the proceeds to repay its short term debt earlier than the maturity date of the debt. This repayment resulted in the remaining deferred transaction costs of the debt instruments being charged through earnings at the time repayment was made. In 2012, these costs amounted to $3.0 million.

Gain on Derecognition of Long Term Provision

As part of the 2005 merger agreement with Ensyn, the Company assumed a $1.9 million contingent obligation. In the third quarter of 2011, the Company determined, based on recent events and clarification of contract terms, that satisfaction of the specific contractual contingencies was unlikely and the liability was derecognized.

Provision for Income Taxes

The Company recorded a deferred tax recovery of $2.4 million in 2012 compared to a recovery of $4.4 million in 2011. The $2.0 million decrease in recovery is mainly due to a reduction in the valuation allowance in 2011 in respect of certain US operating losses that were determined to be more likely than not to be realized as well as a reduction in net operating losses from lower expenses in 2012.

The Company recorded a deferred tax recovery of $4.4 million in 2011 compared to a recovery of $1.2 million in 2010. The $3.2 million increase in the recovery in 2011 was mainly due to a reduction in the valuation allowance previously mentioned as well as an increase in US operating losses.

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

	Total	2013	2014	2015	2016	After 2016
Long term debt(1)	73,684	–	–	–	73,684	–
Interest on long term debt(1)	14,824	4,237	4,237	4,237	2,113	–
Decommissioning obligations(2)	4,222	–	625	–	–	3,597
Leases	3,130	1,546	626	426	426	106
Total	95,860	5,783	5,488	4,663	76,223	3,703

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD=1.005 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($2.9 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year, commencing on December 31, 2011.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At December 31, 2012, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the US and in Ecuador was $4.2 million. These costs are expected to be incurred in 2014, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2013 and 2017.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	2012	2011	2010
Net cash used in operating activities	(27,060)	(26,245)	(31,290)
Net cash provided by (used in) investing activities	77,662	(85,422)	(68,684)
Net cash (used in) provided by financing activities	(5,388)	61,423	138,286

Ivanhoe’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of our existing projects. The Company intends to use its working capital to meet its commitments. The Company has engaged in discussions with a third party respecting the possibility of jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms intended to form the basis for separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government is the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly participate in Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. There is no assurance that this objective can be achieved, or achieved in a timely manner.

Additional sources of funding will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding such as public and private equity and debt markets. However, there is no assurance that these sources of funding will be available to the Company in the future or available on acceptable terms, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.

Operating Activities

Cash used in operating activities in 2012 was $27.0 million, an increase of $0.8 million from $26.2 million of cash used in operating activities in 2011. The increase was mainly due to higher interest costs in 2012 from financing operations with a higher amount of debt than the prior year and was partially offset by lower general and administrative costs.

Cash used in operating activities in 2011 was $26.2 million, $5.1 million lower than $31.3 million used in operations in 2010 as growth in revenue exceeded increases in operating costs and G&A expenses.

Investing Activities

E&E Expenditures

E&E capital expenditures in 2012 were $40.1 million. In Canada, Ivanhoe spent $3.8 million to support the regulatory process at Tamarack and $23.4 million in drilling costs for the IP-17 exploration well in the southern part of Block 20 in Ecuador. Capitalized costs of $19.9 million associated with the IP-17 well were expensed in the third quarter as non-commercial quantities of hydrocarbons were discovered. Certain costs related to IP-17 remain capitalized as the well may be used in future development. In Asia, the Company spent $12.4 million for the seismic program at Zitong and $0.5 million on other expenditures.

E&E capital expenditures in 2011 were $37.4 million. In Ecuador, the Company spent $10.7 million primarily to complete a 190-kilometre 2-D seismic survey of Block 20. In Canada, $6.3 million in engineering and environmental costs were spent to support the regulatory process at Tamarack. In the Nyalga basin of Mongolia, $3.3 million in costs were incurred. Expenditures incurred on the Company’s first exploration well at N16-1E-1A were expensed. The drilling rig was mobilized to a second site, N16-2E-B, and drilling commenced in the middle of September 2011. In China, capital expenditures in 2011 were $17.1 million. The Yixin-2 and Zitong-1 gas wells at the Company’s Zitong project in China were tested and fracture stimulated.

E&E capital expenditures in 2010 were $65.3 million. In Canada, the Company spent $26.5 million on its winter delineation drilling program at Tamarack in early 2010 and on its regulatory application to the Government of Alberta submitted in November 2010.  In Ecuador, the Company spent $11.6 million on two appraisal wells on Block 20. The first appraisal well, IP-15, encountered certain cementing and completion problems prior to steam injection operations and testing was suspended without recovering oil. The second appraisal well, IP-5b, was successfully drilled, cored and logged. Capital expenditures in China in 2010 were $24.6 million. The Company successfully drilled two wells, Yixin-2 and Zitong-1.

Property, Plant and Equipment Expenditures

PP&E capital expenditures in 2012 were $7.3 million. The Company drilled two wells at Dagang, one of which was completed in the second quarter of 2012; the second well was completed in the third quarter of 2012.

PP&E capital expenditures in 2011 were $13.7 million. At Dagang, four wells were drilled and completed. A well drilled in 2010 was also completed in early 2011. The fracture stimulation program at Dagang continued throughout the year.

PP&E capital expenditures in 2010 were $5.6 million. The Company conducted five fracture stimulations at the Dagang field during the year.

Proceeds on Disposal of Discontinued Operations

Proceeds on disposal of discontinued operations were approximately $131.8 million before taxes.

On December 27, 2012 Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell. In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company received pre-tax proceeds of approximately $96.2 million. The Company will receive the remaining proceeds once CNPC completes its annual cost recovery audit for 2012 expenditures ($3.7 million); and a customary holdback period of six months from the transaction date expires ($5.1 million), less any post-closing adjustments.

On December 17, 2012 the Company completed the sale to MIE for all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd. As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company will receive the holdback amount six months after closing if there are no claims from MIE.

Restricted Cash

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of the Supplementary Agreement with CNPC. Following the disposition of the Company’s interest in Zitong and subsequent to December 31, 2012, the Company received the $20.0 million in cash that was posted for the performance bond.

Financing Activities

Cash used in financing activities in 2012 was $5.4 million, an increase of $66.8 million compared to cash provided by financing activities in 2011 of $61.4 million. In December 2012, the Company secured $10.0 million in working capital which was repaid prior to December 31, 2012 along with the outstanding loans provided by UBS and ICFL subsequent to the closing of the China asset dispositions. In 2011, the Company raised $72.9 million, net of issuance costs, through the issuance of the Convertible Debentures in order to repay the Convertible Note due to Talisman on July 11, 2011, as well as operating expenses and capital expenditures. Cash proceeds of $29.9 million were also raised in 2011 through the exercise of purchase warrants and stock options.

Cash provided by financing activities in 2011 was $61.4 million, $76.9 million lower than $138.3 million raised in 2010. In 2010, the Company raised $135.7 million, net of issuance costs, through a private placement of 50 million special warrants at a price of Cdn$3.00 per special warrant.

Capital Structure

As at December 31	2012		2011
Long term debt	65,214	17.7%	61,892	16.5%
Shareholders’ equity	302,998	82.3%	314,137	83.5%
Total capital	368,212	100.0%	376,029	100.0%

At December 31, 2012, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets.  Management does not consider this to be determinative that an impairment exists as there are factors which should be considered when interpreting Ivanhoe’s recent trading price, such as industry influences including commodity prices and larger macro-economic factors that have had investors recently rotating out of commodity investments. Management does not believe the full value of the Company’s oil and gas assets or HTL™ technology is reflected in Ivanhoe’s current stock price.

The Company received a notification from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules. The Company could regain compliance if at any time prior to November 20, 2012 the closing bid price of the Ivanhoe’s common stock was at least $1.00 for a minimum of 10 consecutive business days. On November 1, 2012, the Company applied to the NASDAQ for an additional compliance period of 180 days which was granted and will expire on May 20, 2013.

The Company intends to seek approval of its shareholders to effect a reverse stock-split of its common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. Reducing the number of issued and outstanding common shares through a common share consolidation is intended, absent other factors, to increase the per share market price of the common shares. However, the market price of the common shares will also be affected by the Company’s financial and operational results, its financial position, including its liquidity and capital resources, the development of its projects, industry conditions, the market’s perception of the Company’s business and other factors, which are unrelated to the number of common shares outstanding.

While a reverse stock-split will result in an initial trading price above the NASDAQ minimum bid price, the market considerations mentioned above will be the ultimate arbiter of the Company’s share price. The ability of the Company to remain above the minimum bid price and maintain a NASDAQ listing will be determined by the markets.

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

Although the Company believes its estimates are reasonable and consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments. Ivanhoe cannot predict if an event that triggers impairment will occur, when it will occur, or how it will affect the reported asset amounts.

Impairment

Property, Plant and Equipment (“PP&E”)

Prior to the sale of its producing oil and gas properties in 2012, the Company periodically assessed its oil and gas assets, or groups of assets, for impairment whenever events or changes in circumstances indicated the carrying value may not be recoverable. Among other things, an impairment may be triggered by falling oil and gas prices, a significant negative revision to reserve estimates, the inability to use the Company’s HTL™ technology in certain projects, changes in capital costs or the inability to raise sufficient financial resources to further develop the property.

Cash flow estimates for the Company’s impairment assessments require significant assumptions about future prices and costs, production, reserves volumes and discount rates, as well as potential benefits from the application of its HTL™ technology. Given the significant assumptions required and the likelihood that actual conditions will differ, the assessment of impairment of oil and gas assets was considered to be a critical accounting estimate.

Intangible Technology Assets

The Company’s intangible technology assets consist of an exclusive, irrevocable license to deploy its HTL™ technology. Ivanhoe annually reviews the technology assets, and the associated FTF assets recorded within PP&E, for impairment or if an adverse event or change occurs. Indicators of adverse events could include HTL™ patent expiries, advancements of new technologies or the inability to successfully commercialize the HTL™ technology. The intangible asset impairment is a critical accounting estimate because it requires Ivanhoe to make assumptions about competitive technological developments, the successful commercialization of its HTL™ technology and future cash flows from the HTL™ technology.

Ivanhoe cannot predict if an event that triggers impairment will occur, when it will occur, or how it will affect the reported asset amounts. Although the Company believes its estimates are reasonable and consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments.

Oil and Gas Reserves

The process of estimating quantities of reserves is inherently uncertain and complex. It requires significant judgments and decisions based on available geological, geophysical, engineering and economic data. These estimates may change substantially as additional data from ongoing development activities and production becomes available and as economic conditions impacting oil and gas prices and costs change. Such revisions could be upwards or downwards.  For details on our reserve estimation process, refer to the section titled “Reserves, Production and Related Information” in Items 1 and 2 of this Annual Report. Reserve estimates have a material impact on the Company’s impairment evaluations, which in turn have a material impact on earnings.

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

Convertible Debentures

On June 9, 2011, the Company issued Cdn$73.3 million of Convertible Debentures. The Canadian dollar denominated debt is considered to contain an embedded derivative since the functional currency of the Company is the US dollar. As a result, the Convertible Debentures were bifurcated into debt and the equity conversion option, which was recognized at fair value using the Black-Scholes valuation method. Changes in the fair value of the equity conversion option are recorded in earnings; therefore the valuation of the equity conversion option is a critical accounting estimate.

The Black-Scholes valuation method requires the input of highly subjective assumptions regarding expected volatility of the Company’s share price and the risk-free interest rate. If the volatility used to fair value the equity conversion component at December 31, 2012 decreased by 10%, the fair value of the equity conversion option would decrease by $0.2 million. If volatility increased by 10%, the fair value of the equity conversion option would increase by $0.4 million.

Convertible Note

In connection with the acquisition of the Tamarack leases in July 2008 from Talisman, the Company issued a Cdn$40.0 million Convertible Note. The Canadian dollar denominated debt was considered to contain an embedded derivative since the functional currency of the Company is the US dollar. As a result, the Convertible Note was bifurcated into debt and the equity conversion option, which was recognized at fair value using the Black-Scholes valuation method. Changes in the fair value of the equity conversion option were recorded in earnings, and as a result, the valuation of the equity conversion option was a critical accounting estimate prior to the maturity of the Convertible Note on July 11, 2011.

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

New Accounting Pronouncements

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed in varying degrees to normal market risks inherent in the oil and gas industry, including foreign currency exchange rate risk, credit risk and liquidity risk. We recognize these risks and manage our operations to minimize our exposures to the extent practicable.

FOREIGN CURRENCY EXCHANGE RATE RISK

Ivanhoe is exposed to foreign currency exchange rate risk as a result of incurring capital expenditures and operating costs in currencies other than the US dollar. A substantial portion of our activities are transacted in or referenced to US dollars, including capital spending in Ecuador and ongoing FTF operations. Some of the Canada exploration activities are funded in Canadian dollars and the Convertible Debentures were issued in Canadian dollars in 2011. The Company did not enter into any foreign currency derivatives in 2012, nor do we anticipate using foreign currency derivatives in 2013. To help reduce the Company’s exposure to foreign currency exchange rate risk, it seeks to hold assets and liabilities denominated in the same currency when appropriate.

The following table shows the Company’s exposure to foreign currency exchange rate risk on its net loss and comprehensive loss for 2012, assuming reasonably possible changes in the relevant foreign currency. This analysis assumes all other variables remain constant.

(Increase) Decrease in Net Loss and Comprehensive Loss	10% Increase or Weakening	10% Decrease or Strengthening
Canadian dollar	1,287	(1,444)

CREDIT RISK

Ivanhoe is exposed to credit risk with respect to its cash and cash equivalents, restricted cash, accounts receivable, note receivable and long term receivables. The Company’s maximum exposure to credit risk at December 31, 2012 is represented by the carrying amount of these non-derivative financial assets.

The Company believes its exposure to credit risk related to cash and cash equivalents, as well as restricted cash, is minimal due to the quality of the financial institutions where the funds are held and the nature of the deposit instruments.

Long term value-added tax receivable from the Ecuadorian government will be recoverable upon commencement of commercial operations. Ivanhoe considers the risk of default on this to be low due to the Company’s ongoing operations in Ecuador.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Ivanhoe Energy Inc.

We have audited the accompanying consolidated financial statements of Ivanhoe Energy Inc. and subsidiaries (the “Company”), which comprise the consolidated statements of financial position as at December 31, 2012 and December 31, 2011, and the consolidated statements of loss and comprehensive loss, statements of changes in equity and statements of cash flows for each of the years in the three-year period ended December 31, 2012, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and their financial performance and cash flows for each of the years in the three-year period ended December 31, 2012, in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Other Matter

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP
Independent Registered Chartered Accountants

March 18, 2013
Calgary, Canada

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.
Consolidated Statements of Financial Position

		December 31,	December 31,
(US$000s)	Note	2012	2011

Assets
Current Assets
Cash and cash equivalents	5	62,819	16,890
Restricted cash	6, 25	20,500	20,500
Accounts receivable	7,11	14,848	7,859
Note receivable		230	227
Prepaid and other		1,593	1,411
Assets held for sale	7	–	41,902
		99,990	88,789

Intangible assets	8	285,311	273,986
Property, plant and equipment	9	10,205	46,979
Long term receivables	11	6,551	3,956
		402,057	413,710

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	22	14,436	15,548
Derivative instruments	11	–	183
Income taxes	7,14	1,720	641
		16,156	16,372

Long term debt	10	65,214	61,892
Long term derivative instruments	11, 12	181	1,617
Long term provisions	13	3,157	1,919
Deferred income taxes	14	14,351	17,773
		99,059	99,573

Shareholders’ Equity
Share capital	16	586,108	586,108
Contributed surplus	16	29,759	26,524
Accumulated deficit		(312,869)	(298,495)
		302,998	314,137
		402,057	413,710

Nature of operations and going concern	1

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Loss and Comprehensive Loss

		Year Ended December 31,
(US$000s, except share and per share amounts)	Note	2012	2011	2010

Interest income		28	572	202

Expenses and other
Operating		4,252	4,561	4,086
General and administrative		31,149	38,579	36,153
Exploration and evaluation	8	22,994	2,774	4,934
Depreciation	9	961	1,014	259
Foreign currency exchange loss (gain)		1,247	(534)	(3,269)
Derivative instruments gain	11	(1,430)	(13,148)	(18,571)
Finance	10	4,328	361	24
Gain on derecognition of long term provision	13	–	(1,900)	–
Loss on debt repayment		2,977	–	–
		66,478	31,707	23,616

Net loss before income taxes		(66,450)	(31,135)	(23,414)

(Provision for) recovery of income taxes
Current	14	–	(7)	(15)
Deferred	14	2,432	4,381	1,171
		2,432	4,374	1,156

Net loss and total comprehensive loss from continuing operations		(64,018)	(26,761)	(22,258)
Net income (loss) and total comprehensive income (loss) from discontinued operations	7	49,644	1,485	(4,324)
Net loss and total comprehensive loss		(14,374)	(25,276)	(26,582)

Net (loss) income per common share, basic and diluted
From continuing operations		(0.19)	(0.08)	(0.07)
From discontinued operations		0.14	0.01	(0.01)
From net loss		(0.05)	(0.07)	(0.08)

Weighted average number of common shares
Basic and diluted (000s)		344,139	342,678	327,442

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Changes in Equity

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2010		282,559	422,322	18,724	(246,637)	194,409
Net loss and comprehensive loss		–	–	–	(26,582)	(26,582)
Shares issued for cash, net of share issue costs	16	50,000	121,697	–	–	121,697
Shares issued for services		280	799	–	–	799
Exercise of stock options	17	1,524	5,735	(3,940)	–	1,795
Exercise of purchase warrants		2	9	–	–	9
Share-based compensation expense	17	–	–	8,357	–	8,357
Balance December 31, 2010		334,365	550,562	23,141	(273,219)	300,484

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance December 31, 2010		334,365	550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		–	–	–	(25,276)	(25,276)
Shares issued for services		169	335	–	–	335
Exercise of stock options	17	985	4,164	(2,231)	–	1,933
Exercise of purchase warrants	16	8,620	31,047	–	–	31,047
Share-based compensation expense	17	–	–	5,614	–	5,614
Balance December 31, 2011		344,139	586,108	26,524	(298,495)	314,137

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance December 31, 2011		344,139	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		–	–	–	(14,374)	(14,374)
Funding of equity-settled share-based awards		–	–	(54)	–	(54)
Share-based compensation expense	17	–	–	3,289	–	3,289
Balance December 31, 2012		344,139	586,108	29,759	(312,869)	302,998

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Cash Flows

		Year Ended December 31,
(US$000s)	Note	2012	2011	2010

Operating Activities
Net loss		(14,374)	(25,276)	(26,582)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	9	7,642	8,030	6,524
Exploration and evaluation expense	8	22,994	–	3,537
Share-based compensation expense	17	3,502	5,883	7,557
Unrealized foreign currency exchange loss (gain)		800	(446)	(3,523)
Unrealized derivative instruments gain	11	(1,613)	(12,965)	(18,571)
Current income tax expense	7,14	1,720	2,122	126
Deferred income tax recovery		(3,422)	(3,392)	(1,171)
Finance expense		4,328	361	24
Financing costs		–	269	–
Derecognition of long term provision	13	–	(1,900)	–
Pre-tax gain on disposal of discontinued operations	7	(57,007)	–	–
Loss on debt repayment		2,977	–	–
Other		39	50	(38)
Current income tax paid		(641)	(1,481)	(656)
Interest paid		(3,428)	(333)	–
Share-based payments		(166)	–	–
Decommissioning costs settled		–	–	(179)
Changes in non-cash working capital items	21	9,589	2,833	1,662
Net cash used in operating activities		(27,060)	(26,245)	(31,290)

Investing Activities
Intangible expenditures		(40,112)	(37,390)	(65,347)
Property, plant and equipment expenditures		(7,332)	(13,670)	(5,633)
Proceeds on disposal of discontinued operations	7	131,755	–	–
Restricted cash		–	(20,500)	–
Long term receivables		(2,606)	(1,536)	(1,558)
Interest paid		(5,693)	(4,011)	(1,610)
Changes in non-cash working capital items	21	1,650	(8,315)	5,464
Net cash provided by (used in) investing activities		77,662	(85,422)	(68,684)

Financing Activities
Shares and warrants issued on private placements, net of share issue costs	16	–	–	135,696
Debt proceeds, net of transaction costs		64,644	72,914	–
Repayment of debt		(70,000)	(41,421)	–
Proceeds from exercise of options and warrants		–	29,873	2,600
Changes in non-cash working capital items	21	(32)	57	(10)
Net cash (used in) provided by financing activities		(5,388)	61,423	138,286

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		715	(1,183)	5,643
Increase (decrease) in cash and cash equivalents, for the year		45,929	(51,427)	43,955
Cash and cash equivalents, beginning of year		16,890	68,317	24,362
Cash and cash equivalents, end of year		62,819	16,890	68,317

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Notes to the Consolidated Financial Statements
(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed limited liability company incorporated under the laws of Yukon, Canada. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The principal corporate office of Ivanhoe is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101-6th Avenue SW, 21st Floor, Calgary, Alberta, T2P 3P4.

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

The December 31, 2012 consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

The December 31, 2012 Financial Statements were approved by the Board of Directors and authorized for issue on March 1, 2013.

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

3.7 Assets Held for Sale and Discontinued Operations

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

Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 7 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

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

3.11 Financial Assets

Financial assets are classified as i) loans and receivables, ii) available-for-sale, iii) financial assets at fair value through profit or loss, or iv) held-to-maturity. Ivanhoe determines the classification of its financial assets upon initial recognition. Financial assets are recognized initially at fair value and subsequent measurement depends upon their classification.

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

ii. Other Financial Liabilities

Financial liabilities classified as other financial liabilities are initially recognized at fair value less directly attributable transaction costs. After initial recognition, other financial liabilities are measured at amortized cost using the effective interest method. The Company’s accounts payable and accrued liabilities, long term debt and long term provisions are classified as other financial liabilities.

3.13 Oil and Gas Revenue

Sales of oil and gas production are recognized when the risks and rewards of ownership pass to the buyer, collection is reasonably assured and the price is reasonably determinable. Oil and gas revenue represents the Company’s share and is recorded net of royalty payments to governments and other mineral interest owners.

3.13 Income Tax

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

iii. Uncertain tax positions

The Company is subject to taxation in numerous jurisdictions. The Company may enter into transactions or perform calculations during the course of business for which the ultimate tax determination may be uncertain. The Company maintains provisions for uncertain tax positions that it believes appropriately reflect its risk. These provisions are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. However, it is possible that at some future date, liabilities in excess of the Company’s provisions could result from audits by, or litigation with, tax authorities. Where the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

3.14 Borrowing Costs

For qualifying assets, which take a substantial period of time to become ready for intended use, interest on borrowings incurred to finance E&E assets and PP&E is capitalized until the asset is capable of fulfilling its intended use. Capitalized borrowing costs cannot exceed the actual interest and financing costs incurred. All other interest and financing costs are recognized in earnings in the period in which they are incurred.

3.15 Share-Based Payments

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

3.16 Income or Loss per Common Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share amounts are calculated based on net income divided by dilutive common shares. Dilutive common shares are arrived at by adding common shares issuable on conversion of options or purchase warrants to weighted average common shares, assuming that proceeds received from the exercise of in-the-money stock options and purchase warrants are used to purchase common shares at the average market price; dilution from the Company’s convertible debt is considered using the “if converted” method.

3.17 Standards and Interpretations Issued But Not Yet Adopted

The Company has reviewed new and revised accounting pronouncements listed below that have been issued, but are not yet effective. There are no other standards or interpretations issued, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

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

4. CRITICAL ACCOUNTING JUDGMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

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

ii. Impairment

a. Property, Plant and Equipment (“PP&E”)

Prior to the sale of its producing oil and gas properties in 2012, the Company periodically assessed  its oil and gas assets or groups of assets for impairment or whenever events or changes in circumstances indicated the carrying value may not be recoverable. Among other things, an impairment may be triggered by falling oil and gas prices, a significant negative revision to reserve estimates, the inability to use the Company’s HTL™ technology in certain projects, changes in capital costs or the inability to raise sufficient financial resources to further develop the property. Cash flow estimates for the Company’s impairment assessments require significant assumptions about future prices and costs, production, reserves volumes and discount rates, as well as potential benefits from the application of its HTL™ technology.

b. Intangible Technology Assets

Ivanhoe annually reviews the intangible Technology Assets, and the associated FTF assets recorded within PP&E, for impairment or if an adverse event or change occurs. Indicators of adverse events could include HTL™ patent expiries, advancements of new technologies or the inability to successfully commercialize the HTL™ technology. The impairment of the Technology Assets requires management to make assumptions about competitive technological developments, the successful commercialization of the Company’s HTL™ technology and future cash flows from the HTL™ technology.

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

ii. Option Pricing Models

The Company uses the Black-Scholes option pricing model to measure the fair value of stock options and equity settled Restricted Share Units (“RSUs”) on the date of grant. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the expected life of the award, the expected volatility of the Company’s common shares and expected dividends. In addition, judgment is required to estimate the number of awards that are expected to be forfeited.  Changes in assumptions can materially affect the estimated fair value and, therefore, the existing models do not necessarily provide precise measures of fair value.

iii. Convertible Note and Convertible Debentures

In connection with the acquisition of the Tamarack leases in July 2008 from Talisman Energy Canada (“Talisman”), the Company issued a Cdn$40.0 million convertible promissory note (the “Convertible Note”). The Canadian dollar denominated debt is considered to contain an embedded derivative since the functional currency of the Company is the US dollar. As a result, the Convertible Note was bifurcated into debt and the equity conversion option, which was recognized at fair value using the Black-Scholes valuation method. The Black-Scholes valuation method requires the input of highly subjective assumptions regarding expected volatility of the Company’s share price and risk-free interest rate, and is therefore considered to be a crucial accounting estimate.

On June 9, 2011, the Company issued Cdn$73.3 million of 5.75% convertible unsecured subordinated debentures (“Convertible Debentures”). The Canadian dollar denominated debt is considered to contain an embedded derivative since the functional currency of the Company is the US dollar. As a result, the Convertible Debentures were bifurcated into debt and the equity conversion option, which was recognized at fair value using the Black-Scholes valuation method. The Black-Scholes valuation method requires the input of highly subjective assumptions regarding expected volatility of the Company’s share price and risk-free interest rate, and is therefore considered to be a crucial accounting estimate.

iv. Deferred Income Taxes

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

5. CASH AND CASH EQUIVALENTS

	December 31, 2012	December 31, 2011
Cash at banks and on hand	62,819	16,867
Restricted cash	–	23
	62,819	16,890

Restricted cash includes funds pledged as security for a letter of credit with a short term maturity.

6. RESTRICTED CASH

	December 31, 2012	December 31, 2011
Ecuador Performance Bond	500	500
Zitong Performance Bond	20,000	20,000
	20,500	20,500

In December 2011, Ivanhoe was required to post a $20.0 million performance bond (the “Zitong Performance Bond”) as part of the completion and signing of a supplementary agreement (the “Supplementary Agreement”) to the Contract for Exploration, Development and Production in the Zitong Block (the “Zitong Petroleum Contract”) with China National Petroleum Corporation (“CNPC”). Subsequent to year end the Zitong performance bond was released (see Note 25.1).

7. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

7.1 Zitong Block

On December 27, 2012 Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. (“Shell”).

In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company will receive total pre-tax cash proceeds of $105.0 million subject to a holdback pending the completion of regulatory audits. Initial pre-tax proceeds of approximately $96.2 million were delivered on closing. The Company will receive the remaining proceeds once CNPC completes its annual cost recovery audit for 2012 expenditures ($3.7 million); and a customary holdback period of six months from the transaction date expires ($5.1 million), less any post-closing adjustments.

Shell will assume the obligations under the Supplementary Agreement and will replace the Zitong Performance Bond with a new performance bond financed by Shell. As a result, the collateral for the Zitong Performance Bond, currently presented as restricted cash on the Company’s consolidated statement of financial position, will be released (see Note 25.1).

The carrying value of the Zitong asset, which is comprised of E&E expenditures, was $41.9 million at December 31, 2011; Zitong capital expenditures were previously reported in the Asia segment.

7.2 Pan-China Resources Ltd.

On December 17, 2012 the Company completed the sale to MIE Holdings Corporation (“MIE”) for all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd.

As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company will receive the holdback amount six months after closing if there are no claims form MIE.

7.3 Results of Discontinued Operations

Analysis of the results of discontinued operations and on the disposal of the assets constituting the discontinued operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue	32,470	37,407	21,726
Expenses and other	35,105	32,818	25,939
Net (loss) income before tax and before disposal	(2,635)	4,589	(4,213)
Income taxes	3,008	3,104	111
Net (loss) income after tax and before disposal	(5,643)	1,485	(4,324)

Pre-tax gain on disposal	57,007	–	–
Tax on disposal	1,720	–	–
After-tax gain on disposal	55,287	–	–
Net income (loss) from discontinued operations	49,644	1,485	(4,324)

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Operating activities	3,372	3,748	4,811
Investing activities	111,909	(30,595)	(20,657)
Financing activities	–	–	–
Total cash flows	115,281	(26,847)	(15,846)

As at December 31, 2012, $14.4 million due from counterparties in the sale of discontinued operations was included in accounts receivable in the consolidated statement of financial position.

8. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2010	38,135	123,755	19,525	181,415	92,153	273,568
Additions	23,094	9,697	12,303	45,094	–	45,094
Exploration and evaluation expense	(2,124)	–	(650)	(2,774)	–	(2,774)
Assets reclassified as held for sale	(41,902)	–	–	(41,902)	–	(41,902)
Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	424	8,334	25,561	34,319	–	34,319
Exploration and evaluation expense	(2,968)	(159)	(19,867)	(22,994)	–	(22,994)
Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311

Exploration and evaluation costs of $23.0 million, mainly relating to drilling activities, were expensed in the twelve months ended December 31, 2012 (December 31, 2011 - $2.8 million, December 31, 2010 - $8.4 million). The IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the

Company expensed $19.9 million in related costs in 2012. In addition, the Company also expensed $3.0 million in capital costs in 2012 relating to the second Mongolian well drilled in 2011.

In the year ended December 31, 2012, $1.5 million (December 31, 2011 – $2.1 million) of employee benefits directly attributable to E&E assets were capitalized. In addition, in the year ended December 31, 2012, nil (December 31, 2011 – $0.3 million) related to share-based compensation costs were capitalized to E&E assets.

The carrying value of the HTL™ technology has not been amortized because the asset has not yet been brought into use. Asset use would include commercial application of the technology for one of the Company’s exploration projects, licensing the technology to a third party or collecting royalties on the use of the technology by a third party. Once a commercial application of the technology occurs, the Company will review the pattern in which the economic benefits of the HTL™ technology will be consumed, or otherwise used up, and determine the appropriate method of amortization to be initiated at that time.

9. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment
	Asia	Canada	Latin America	Total	Other Assets	Total PP&E
Cost
Balance December 31, 2010	35,939	–	–	35,939	13,009	48,948
Additions	12,923	–	–	12,923	1,471	14,394
Disposals	–	–	–	–	(3)	(3)
Balance December 31, 2011	48,862	–	–	48,862	14,477	63,339
Additions	6,984	–	–	6,984	–	6,984
Disposals	(55,846)	–	–	(55,846)	(79)	(55,925)
Balance December 31, 2012	–	–	–	–	14,398	14,398

Accumulated Depletion and Depreciation
Balance December 31, 2010	6,196	–	–	6,196	2,134	8,330
Depletion and depreciation	6,899	–	–	6,899	1,132	8,031
Disposals	–	–	–	–	(1)	(1)
Balance December 31, 2011	13,095	–	–	13,095	3,265	16,360
Depletion and depreciation	6,691	–	–	6,691	961	7,652
Disposals	(19,786)	–	–	(19,786)	(33)	(19,819)
Balance December 31, 2012	–	–	–	–	4,193	4,193

Net Book Value
As at December 31, 2010	29,743	–	–	29,743	10,875	40,618
As at December 31, 2011	35,767	–	–	35,767	11,212	46,979
As at December 31, 2012	–	–	–	–	10,205	10,205

9.1 Oil and Gas Property and Equipment

In the year ended December 31, 2012, the employee benefits directly attributable to PP&E capitalized was nil (December 31, 2011 – $0.1 million).

9.2 Other Assets

Other assets include the Company’s FTF at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures.

9.3 Security

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Company’s oil sands leases in the Athabasca region of Canada (“Tamarack”), the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the acquisition of the oil sands leases (Note 15). The contingent payment is secured by a first fixed charge and security interest in favor of Talisman, including over the oil sands leases, and a general security interest in all of the Company’s present and after acquired property other than equity interests in the Company’s subsidiaries (through which it holds assets in Mongolia and Ecuador and the HTL™ technology).

10. DEBT

10.1 Convertible Debentures

	December 31, 2012	December 31, 2011
Debt component of the Convertible Debentures	73,686	72,085
Unamortized bifurcated derivative and transaction costs	(8,472)	(10,193)
Carrying amount	65,214	61,892

On June 9, 2011, the Company issued Cdn$73.3 million in 5.75% convertible unsecured subordinated debentures at a price of Cdn$1,000 per debenture (“Convertible Debentures”). Cdn$50.0 million of the Convertible Debentures were issued in a public offering of Cdn$50.0 million. The remaining Cdn$23.3 million were issued in a private placement on the same terms as the public offering.

The Convertible Debentures mature on June 30, 2016, pay interest semi-annually on June 30 and December 31 and are convertible at a price of Cdn$3.36 per share. They are redeemable after June 30, 2014 at Ivanhoe’s option with the redemption price being settled using either cash or common shares.

The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was bifurcated and recognized at fair value as a long term derivative liability (Note 12.1) with changes in value recorded each period in the consolidated statement of loss.

Interest incurred for all outstanding debt was recorded as follows:

	Year ended December 31,
	2012	2011	2010
Interest expense(1)	4,213	333	–
Capitalized to E&E	5,027	2,878	–
Capitalized to PP&E	(319)	319	–
Total interest incurred	8,921	3,530	–

(1)	Interest expense is included in finance expense on the consolidated statements of loss and comprehensive loss.

11. FINANCIAL INSTRUMENTS

11.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	December 31, 2012	December 31, 2011
Convertible Debentures
Carrying amount	65,214	61,892
Fair value	60,052	51,901

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at December 31, 2012.

11.2 Financial Instruments Measured at Fair Value Through Profit or Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, Financial Instruments: Disclosures, as described below:

—	Level 1 – using quoted prices in active markets for identical assets or liabilities.

—	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

—	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at FVTPL:

	Level 1	Level 2			Level 3
	2006 Purchase Warrants	2009 & 2010 Purchase Warrants	2008 Convertible Component of Debt	2011 Convertible Component of Debentures	Subsidiary Option	Total Fair Value
Balance December 31, 2010	5,615	1,616	1,216	–	–	8,447
Issuance of convertible debentures	–	–	–	9,852	–	9,852
Exercise of options	(2)	(3,107)	–	–	–	(3,109)
Derivative (gains) losses through profit and loss	(3,267)	2,968	(1,216)	(7,810)	183	(9,142)
Expiration of purchase warrants through profit and loss	(2,346)	(1,477)	–	–	–	(3,823)
Foreign exchange gains	–	–	–	(425)	–	(425)
Balance December 31, 2011	–	–	–	1,617	183	1,800
Derivative gains through profit and loss	–	–	–	(1,430)	–	(1,430)
Foreign exchange gains	–	–	–	(6)	–	(6)
Expiration of subsidiary option through profit and loss	–	–	–	–	(183)	(183)
Balance December 31, 2012	–	–	–	181	–	181

The gain on derivative instruments of $1.6 million for the year ended December 31, 2012 (December 31, 2011 – $13.0 million) originated from the revaluation of derivative instruments measured at FVTPL.

11.3 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks resulting from foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable.

i. Foreign Currency Exchange Rate Risk

Ivanhoe is exposed to foreign currency exchange rate risk as a result of incurring capital expenditures and operating costs in currencies other than the US dollar. A substantial portion of the Company’s activities are transacted in, or referenced to, US dollars, including capital spending in Ecuador and ongoing FTF operations. Some of the Canada exploration activities are funded in Canadian dollars and the Convertible Debentures were issued in Canadian dollars in 2011. The Company did not enter into any foreign currency derivatives in 2012. To help reduce the Company’s exposure to foreign currency exchange rate risk, the Company seeks to hold assets and liabilities denominated in the same currency when appropriate.

The following table shows the Company’s exposure to foreign currency exchange rate risk on its net loss and comprehensive loss for 2012, assuming reasonably possible changes in the relevant foreign currency. This analysis assumes all other variables remain constant.

(Increase) Decrease in Net Loss and Comprehensive Loss	Change From a 10% Increase or Weakening	Change From a 10% Decrease or Strengthening
Canadian dollar	1,287	(1,444)

ii. Credit Risk

Ivanhoe is exposed to credit risk with respect to its cash and cash equivalents, restricted cash, accounts receivable, note receivable and long term receivables. The Company’s maximum exposure to credit risk at December 31, 2012, is represented by the carrying amount of these non-derivative financial assets.

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

	December 31, 2012	December 31, 2011
Accounts receivable – current	14,848	7,859

Long term value-added tax receivable from the Ecuadorian government will be recoverable upon commencement of commercial operations. Ivanhoe considers the risk of default on this to be low due to the Company’s ongoing operations in Ecuador.

iii. Liquidity Risk

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

As at December 31, 2012	Less than 1 year	1 to 2 years	3 to 4 years
Non-derivative financial liabilities
Accounts payable and accrued liabilities	14,436	–	–
Debt and interest	4,237	8,474	75,797

12. DERIVATIVE INSTRUMENTS

12.1 Convertible Debentures

The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011, as described in Note 10.1.  The outstanding principal amount is convertible into common shares of the Company. The fair value of the equity conversion component was $0.2 million at December 31, 2012, calculated with the Black-Scholes valuation method using a risk-free interest rate of 1.38%, a dividend yield of 0.00%, a weighted average volatility factor of 40.00% and an expected life of 3.5 years.

If the volatility used to fair value the equity conversion component decreased by 10%, the fair value would decrease by $0.2 million. If volatility increased by 10%, the fair value of the convertible option would increase by $0.4 million.

12.2 Purchase Warrants

All of the Company’s purchase warrants expired in 2011 and there were no purchase warrants outstanding at December 31, 2012.

13. LONG TERM PROVISIONS

	December 31, 2012	December 31, 2011
Decommissioning provision
Balance, beginning of year	1,567	1,108
Liabilities incurred	950	–
Revisions in cash flow estimates	210	59
Unwinding of discount	28	27
Change in discount rates	121	373
Balance, end of year	2,876	1,567
Long term accrued liabilities	281	352
Long term provisions	3,157	1,919

13.1 Decommissioning Provision

The decommissioning provision represents the present value of decommissioning costs related to oil and gas properties in Canada, the FTF, and oil and gas properties in Ecuador, which are expected to be incurred in 2014, 2029 and 2038 respectively. The Company records a provision for the estimated future cost of decommissioning oil and gas properties and the FTF on a discounted basis. The provision for the costs of decommissioning these oil and gas properties and the FTF has been estimated, using current prices and discounted using a risk-free interest rate of 0.9% to 2.2% at December 31, 2012 (December 31, 2011 – 1.1% to 2.4%).

13.2 Long term accrued liabilities

Long term accrued liabilities include share-based payments arising from cash-settled awards from the Restricted Share Unit plan (Note 17) and a finance lease obligation related to vehicle leases in Ecuador.

14.  INCOME TAXES

The Company and its subsidiaries are required to individually file tax returns in each of the jurisdictions in which they operate. The provision for income taxes differs from the amount computed by applying the statutory income tax rates to the net losses before income taxes. The combined Canadian federal and provincial statutory rates as at December 31, 2012, 2011 and 2010 were 25.0%, 26.5%% and 28.0%%, respectively. The sources and tax effects for the differences are as follows:

	Year ended December 31,
	2012	2011	2010
Loss from continuing operations before income taxes	66,450	31,135	23,414
Combined Canadian federal and provincial statutory rates	25.0%	26.5%	28.0%
Tax benefit	(16,613)	(8,251)	(6,556)
Tax losses and deferred deductions not recognized as deferred tax assets	13,036	7,456	3,906
Foreign net losses affected at higher income tax rates	(760)	(867)	(396)
Expiry of tax loss carry-forwards	791	172	982
Derivative and other gains not deductible (taxable)	387	(3,784)	–
Compensation not deductible	781	1,410	1,604
Net currency exchange losses (gains) not deductible (taxable)	327	(136)	(911)
Change in prior year estimate of tax loss carry-forwards	(461)	(621)	(1,306)
Effect of change in effective income tax rates on deferred tax assets	–	–	1,096
Other differences	80	247	425
Recovery of income taxes	(2,432)	(4,374)	(1,156)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Assets held for sale	–	–	10,475	(10,475)
Property, plant and equipment	672	(3,686)	3,325	(3,344)
Intangible assets	2,543	(35,786)	–	(39,209)
Tax loss carry-forwards	21,556	–	21,105	–
Tax credit carry-forwards	350	–	350	–
	25,121	(39,472)	35,255	(53,028)

As at December 31, 2012, the Company’s deferred income tax liability is $14.4 million in the consolidated statement of financial position, which is composed of $11.7 million in the US tax jurisdiction and $2.7 million related to Mongolia.

The Company has recorded deferred tax assets only to the extent that they offset deferred tax liabilities in respect of income taxes expected to be levied by a particular taxation authority on a particular taxable entity or where different taxable entities can be expected to realize the assets and settle the liabilities simultaneously.

The Company has not recorded deferred income tax assets in respect of the following:

	December 31, 2012	December 31, 2011
Operating tax loss carry-forwards	175,655	172,617
Financing costs	3,691	6,334
	179,346	178,951

The consolidated loss carry-forward amounts and the year of expiry as at December 31, 2012, are shown in the following table. A loss of approximately Cdn$83.0 million from the disposition of Russian operations in 2000 and the settlement of intercompany loans in 2012, is available for carry-forward indefinitely against future Canadian capital gains, and is not included in the deferred income tax assets above.

Year of Expiry
2014	5,546
2015	7,197
2018	2,093
2019	1,078
2020 to 2025	5,508
2026 to 2032	218,112
239,534

As at December 31, 2012, the Company’s loss carry-forwards of $239.5 million were composed of $177.4 million in Canada and $62.1 million in the United States.

At December 31, 2012, current income taxes payable is $1.7 million (December 31, 2011– $0.6 million).

15. COMMITMENTS AND CONTINGENCIES

15.1 Operating Lease Arrangements

In the year ended December 31, 2012, the Company expended $1.0 million (December 31, 2011 – $1.8 million) on operating leases relating to the rental of office space, which expire between June 2012 and March 2017.

At December 31, 2012, future net minimum payments for operating leases were:

2013	1,546
2014	626
2015	426
2016	426
After 2016	106
3,130

15.2 Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack leases, the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the 2008 of the Tamarack leases.

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

16. SHAREHOLDERS’ EQUITY

16.1 Share Capital

Authorized	Unlimited common shares with no par value
Unlimited preferred shares with no par value

Issued and Outstanding	344,139,428 common shares (December 31, 2011 – 344,139,428, December 31, 2010 – 334,365,482)
Nil preferred shares (December 31, 2011 – nil, December 31, 2010 – nil)

In 2011, cash proceeds of $29.9 million were raised through the exercise of purchase warrants and stock options.

In 2010, the Company raised $135.7 million, net of $6.0 million of issuance costs, through a private placement of 50 million special warrants at a price of Cdn$3.00 per special warrant. The Canadian dollar purchase warrants were considered to contain an embedded derivative since the functional currency of the Company is the US dollar. As a result, they were bifurcated into debt and the equity conversion option, which was recognized at a fair value of approximately $14.0 million using the Black-Scholes valuation method.

See the Consolidated Statements of Changes in Equity for the change in common shares issued in the years ended December 31, 2012, 2011 and 2010.

16.2 Contributed Surplus

Contributed surplus at December 31, 2012, 2011 and 2010 consisted solely of share-based compensation expense from equity settled awards.

17. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, or capitalized to E&E assets as follows:

	Year ended December 31,
	2012	2011	2010
Share-based expense related to
Equity settled transactions	3,289	5,614	7,557
Cash settled transactions	211	269	–
Total share-based expense	3,502	5,883	7,557
Share-based payments capitalized as E&E assets	–	335	799

17.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, January 1, 2010	15,013	2.27
Granted	6,041	2.56
Exercised	(2,743)	2.28
Expired	(635)	2.60
Forfeited	(749)	2.64
Outstanding, December 31, 2010	16,927	2.24
Granted	2,924	2.06
Exercised	(1,687)	2.44
Expired	(710)	2.90
Forfeited	(1,706)	2.46
Outstanding, December 31, 2011	15,748	2.14
Granted	3,083	0.93
Exercised	–	–
Expired	(1,420)	2.05
Forfeited	(2,536)	2.17
Outstanding, December 31, 2012	14,875	1.89

Exercisable, December 31, 2010	7,324	2.19
Exercisable, December 31, 2011	8,231	2.13
Exercisable, December 31, 2012	9,031	2.10

Shares authorized for issue under the option plan at December 31, 2012 were 24.1 million (December 31, 2011 – 24.1 million).

There were no stock options exercised in the twelve months ended December 31, 2012. The weighted average share price per option at the date of exercise for stock options exercised in the year ended December 31, 2011 was Cdn$3.15 (December 31, 2010 – Cdn$3.23).

The weighted average fair value of stock options granted from the stock option plan during the year ended December 31, 2012 was Cdn$0.66 (December 31, 2011 – Cdn$1.22, December 31, 2010 – Cdn$1.81) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

	2012	2011	2010
Expected life (in years)	6.3	6.4	6.3
Volatility (1)	73.9%	74.0%	87.3%
Dividend yield	–	–	–
Risk-free rate	1.7%	2.2%	2.6%
Estimated forfeiture rate	8.1%	6.6%	5.5%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.56 to 1.29	3,498	6.2	0.92
1.30 to 1.89	3,767	0.8	1.62
1.90 to 2.79	6,762	3.9	2.37
2.80 to 3.44	848	4.0	3.25
	14,875	3.7	1.89

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

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, January 1, 2010	–	–
Granted	–	–
Vested	–	–
Forfeited	–	–
Outstanding, December 31, 2010	–	–
Granted	1,115	1.62
Vested	–	–
Forfeited	(178)	2.08
Outstanding, December 31, 2011	937	1.53
Granted	2,548	0.68
Vested	(283)	1.14
Forfeited	(573)	1.04
Outstanding, December 31, 2012	2,629	0.72

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the year ended December 31, 2012 was Cdn$0.68 (December 31, 2011 – Cdn$1.62) per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

	2012	2011	2010
Expected life (in years)	2.0	3.0	–
Volatility (1)	69.2%	64.8%	–
Dividend yield	–	–	–
Risk-free rate	1.1%	1.2%	–
Estimated forfeiture rate	26.7%	6.1%	–

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

	December 31, 2012	December 31, 2011
Current liabilities related to RSUs	228	152
Long term liabilities related to RSUs	142	117
Intrinsic value of vested RSUs	–	–

18. RETIREMENT PLANS

In 2001, the Company adopted a defined contribution retirement or thrift plan (“401(k) Plan”) to assist US employees in providing for retirement or other future financial needs. Employees’ contributions (up to the maximum allowed by US tax laws) are matched 100% by the Company.

For the year ended December 31, 2012, the Company paid $0.2 million for retirement plan contributions (year ended December 31, 2011 – $0.4 million, December 31, 2010 – $0.4 million).

19. SEGMENT INFORMATION

Ivanhoe’s organizational structure reflects its various operating activities and the geographic areas in which it operates. Oil and gas operations are divided into three geographic segments: Asia, Canada and Latin America.

Asian operations capture the Company’s exploration in Mongolia. In 2012, the Company disposed of its oil production in Dagang and Daqing and exploration at Zitong in China, formerly included in the Asia segment. The Canadian segment comprises activities from Ivanhoe’s oil sands development project at Tamarack.  Latin America consists of exploration and development of Block 20 in Ecuador.

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

The following tables present the Company’s segment income (loss), capital investments and identifiable assets and liabilities:

Year ended December 31, 2012	Asia	Canada	Latin America	Technology Development	Corporate	Total

Interest income	–	3	–	–	25	28

Expenses and other
Operating	–	–	–	4,252	–	4,252
General and administrative	1,689	3,821	5,336	3,184	17,119	31,149
Exploration and evaluation	2,968	159	19,867	–	–	22,994
Depreciation	45	1	164	567	184	961
Foreign currency exchange (gain) loss	(62)	–	–	–	1,309	1,247
Derivative instruments loss	–	–	–	–	(1,430)	(1,430)
Finance	–	18	(169)	5	4,474	4,328
Loss on debt repayment	–	–	–	–	2,977	2,977
	4,640	3,999	25,198	8,008	24,633	66,478

Net loss before income taxes	(4,640)	(3,996)	(25,198)	(8,008)	(24,608)	(66,450)

Recovery of income taxes
Current	–	–	–	–	–	–
Deferred	–	–	–	36	2,396	2,432
	–	–	–	36	2,396	2,432

Net loss and comprehensive loss from continuing operations	(4,640)	(3,996)	(25,198)	(7,972)	(22,212)	(64,018)
Net income and total comprehensive income from discontinued operations	49,644	–	–	–	–	49,644
Net income (loss) and comprehensive income (loss)	45,004	(3,996)	(25,198)	(7,972)	(22,212)	(14,374)

Capital investments – Intangible	12,853	3,834	23,416	–	–	40,112
Capital investments – Property, plant and equipment	7,269	4	6	3	50	7,332

Year ended December 31, 2011	Asia	Canada	Latin America	Technology Development	Corporate	Total

Interest income	–	–	–	–	572	572

Expenses and other
Operating	–	–	–	4,561	–	4,561
General and administrative	2,216	3,257	7,645	4,026	21,435	38,579
Exploration and evaluation	2,124	–	650	–	–	2,774
Depreciation	37	9	138	555	275	1,014
Foreign currency exchange (gain) loss	96	(6)	3	–	(627)	(534)
Derivative instruments gain	-	–	–	–	(13,148)	(13,148)
Finance	26	6	32	8	289	361
Gain on derecognition of long term provision	–	–	–	–	(1,900)	(1,900)
	4,499	3,266	8,468	9,150	6,324	31,707

Loss before income taxes	(4,499)	(3,266)	(8,468)	(9,150)	(5,752)	(31,135)

(Provision for) recovery of income taxes
Current	–	–	–	–	(7)	(7)
Deferred	–	–	–	(1,389)	5,770	4,381
	–	–	–	(1,389)	5,763	4,374

Net income (loss) and comprehensive income (loss) from continuing operations	(4,499)	(3,266)	(8,468)	(10,539)	11	(26,761)
Net income and total comprehensive income from discontinued operations	1,485	–	–	–	–	1,485
Net income (loss) and comprehensive income (loss)	(3,014)	(3,266)	(8,468)	(10,539)	11	(25,276)

Capital investments – Intangible	20,390	6,280	10,720	–	–	37,390
Capital investments – Property, plant and equipment	12,733	–	43	879	15	13,670

Year ended December 31, 2010	Asia	Canada	Latin America	Technology Development	Corporate	Total

Interest income	–	–	–	–	202	202

Expenses
Operating	–	–	–	4,086	–	4,086
General and administrative	1,759	3,719	9,525	953	20,197	36,153
Exploration and evaluation	–	–	4,934	–	–	4,934
Depreciation	38	9	52	(83)	243	259
Foreign currency exchange gain	(6)	(15)	–	–	(3,248)	(3,269)
Derivative instruments gain	–	–	–	–	(18,571)	(18,571)
Finance	–	6	8	10	–	24
	1,791	3,719	14,519	4,966	(1,379)	23,616

Income (loss) before income taxes	(1,791)	(3,719)	(14,519)	(4,966)	1,581	(23,414)

(Provision for) recovery of income taxes
Current	–	–	–	–	(15)	(15)
Deferred	(73)	–	–	1,244	–	1,171
	(73)	–	–	1,244	(15)	1,156

Net income (loss) and comprehensive income (loss) from continuing operations	(1,864)	(3,719)	(14,519)	(3,722)	1,566	(22,258)
Net loss and total comprehensive loss from discontinued operations	(4,324)	–	–	–	–	(4,324)
Net income (loss) and comprehensive income (loss)	(6,188)	(3,719)	(14,519)	(3,722)	1,566	(26,582)

Capital investments – Intangible	27,261	26,526	11,560	–	–	65,347
Capital investments – Property, plant & equipment	4,580	3	308	351	391	5,633

	Asia	Canada	Latin America	Technology Development	Corporate	Total
As at December 31, 2012
Assets(1)	37,901	142,051	77,149	101,846	43,110	402,057
Liabilities(2)	25,616	156,696	97,325	95,205	(275,783)	99,059

As at December 31, 2011
Assets(1)	107,902	133,880	40,216	102,435	29,277	413,710
Liabilities(2)	140,621	144,531	64,362	87,822	(337,763)	99,573

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate segment and assets classified as held for sale.

(2)	Liabilities for the Corporate segment include intercompany receivables of $367.0 million at December 31, 2012 (December 31, 2011 – $428.7 million) resulting in a negative balance.

20. CAPITAL MANAGEMENT

The Company defines capital as long term debt and total shareholders’ equity. At December 31, 2012, the Company is not subject to any financial covenants. The Company’s objectives are to safeguard Ivanhoe’s ability to continue as a going concern, to continue the exploration and development of its projects and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk. To manage its capital requirements, the Company prepares an annual expenditure budget that is updated periodically. The annual and updated budgets are approved by the Board of Directors. Ivanhoe’s capital structure at December 31 was:

	December 31, 2012		December 31, 2011
Long term debt	65,214	17.7%	61,892	16.5%
Shareholders’ equity	302,998	82.3%	314,137	83.5%
Total capital	368,212	100.0%	376,029	100.0%

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

In 2012 the Company raised $64.6 million in debt, net of issuance costs; the debt was repaid for $70 million in the year. In comparison, the Company raised $72.9 million, net of issuance costs, through the issuance of the Convertible Debentures in 2011.

In order to maximize ongoing development efforts, the Company does not pay dividends. The Company’s invests its cash in highly liquid, short term, interest‐bearing investments with maturities of 90 days or less to correspond with the expected timing of expenditures.

21. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

Year ended December 31,	2012	2011	2010
Operating activities
Accounts receivable	7,344	(2,210)	(551)
Note receivable	(3)	38	(39)
Prepaid and other current assets	(235)	(301)	176
Accounts payable and accrued liabilities	1,575	5,306	2,076
Discontinued operations	908	–	–
	9,589	2,833	1,662
Investing activities
Accounts receivable	(14,346)	716	(775)
Prepaid and other current assets	53	1,748	(2,264)
Accounts payable and accrued liabilities	1,555	(10,779)	8,503
Discontinued operations	14,388	–	–
	1,650	(8,315)	5,464
Financing activities
Accounts payable and accrued liabilities	(32)	57	(10)
	(32)	57	(10)
	11,207	(5,425)	7,116

22. RELATED PARTY TRANSACTIONS

Ivanhoe is party to cost sharing agreements with other companies which are related or controlled through common directors or shareholders. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. Ivanhoe also shares the costs of employing administrative and non-executive management personnel at these offices. Finally, Ivanhoe entered into an unsecured loan agreement on December 30, 2011 with Ivanhoe Capital Finance Ltd., a company wholly owned by Robert Friedland, for a $10.0 million loan

(“ICFL Loan”). Interest on the loan was 13.33% per annum, calculated monthly and due upon maturity. The funds were advanced to the Company on January 3, 2012 and repaid on December 31, 2012. These related party transactions are in the normal course of business and the Company believes them to be valued at fair market value.

The breakdown of the related party expenses for the year ended December 31 is as follows:

Related Party	Nature of Transaction	2012	2011	2010
Global Mining Management Corp.	Administration	286	585	1,107
Ivanhoe Capital Aviation Ltd.	Aircraft	1,200	1,200	1,200
Ivanhoe Capital Services Ltd.	Administration	316	407	293
SouthGobi Resources Ltd.	Administration	44	154	77
Ibex Resources Inc.	Business development	–	–	40
1092155 Ontario Inc.	HTL™ technology	44	44	52
Ensyn Technologies Inc.	HTL™ technology	–	14	7
Ivanhoe Capital PTE Ltd.	Administration	–	150	75
Ivanhoe Mines Ltd.	Administration	–	–	13
Ivanhoe Capital Finance Ltd.	Financing	1,627	–	–
		3,517	2,554	2,864

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	December 31, 2012	December 31, 2011
Global Mining Management Corp.	Administration	39	52
SouthGobi Resources Ltd.	Administration	–	13
Ivanhoe Capital Services Ltd.	Administration	26	93
Ivanhoe Capital PTE Ltd.	Administration	–	7
Ivanhoe Capital Finance Ltd.	Financing	–	–
		65	165

Ivanhoe sold Cdn$23.3 million of the Convertible Debentures, on a private placement basis and on the same terms as the public offering (Note 10.1), to certain officers and directors.

23. REMUNERATION OF KEY MANAGEMENT PERSONNEL

The remuneration of directors and other key members of management was:

Year ended December 31,	2012	2011	2010
Base salaries or fees and other cash payments	4,416	3,762	3,675
Employer’s contributions to retirement plan	97	87	66
Share-based compensation expense	2,817	2,780	2,398
	7,330	6,629	6,139

24. INVESTMENTS IN SUBSIDIARIES

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

25. SUBSEQUENT EVENT

25.1 Release of Zitong Performance Bond

With the completion of the sale of the Zitong Block described in Note 7.1, Shell assumed the obligations under the Supplementary Agreement, and on January 31, 2013 replaced the Company's performance bond with its own. As a result, on February 1, 2013 the $20.0 million collateral for that performance bond, currently presented as restricted cash on the Company's consolidated statement of financial position was released to the general operating account.

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

Reserves presented in this section represent the Company’s share of reserves, excluding royalty interests of others. The reserves were based on the estimates by the independent petroleum engineering firm of GLJ Petroleum Consultants Ltd. The changes in the Company’s net proved oil reserves in China for the three-year period ended December 31, 2012, were as follows:

(mbbls)	Developed	Undeveloped	Total(1)
Net proved reserves, December 31, 2009	886	215	1,101
Revisions of previous estimates	667	258	925 (2)
Production	(288)	–	(288)
Net proved reserves, December 31, 2010	1,265	473	1,738
Revisions of previous estimates	271	(171)	100
Extensions and discoveries	52	98	150
Production	(353)	–	(353)
Net proved reserves, December 31, 2011	1,235	400	1,635
Production	(284)	–	(284)
Sale of reserves in place	(951)	(400)	(1,351)
Net proved reserves, December 31, 2012	–	–	–

(1)	None of the Company’s proved oil reserves are related to bitumen.

(2)	The reserve revision in 2010 is mainly related to lower estimated decline rates on the Dagang property based on production to date.

Net proved producing reserves in China as at December 31, were as follows:

(mbbls)
2010	1,265
2011	1,235
2012	–

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

For the years ended December 31, 2012, 2011, and 2010 future net cash flows were computed using 12 month historical average prices in estimating the Company’s proved oil reserves, current costs, and statutory tax rates adjusted for tax deductions, that relate to existing proved oil reserves. The following standardized measure of discounted future net cash flows from proved oil reserves was computed using prices of $93.91 and $76.35 bbl of oil for 2011, and 2010, respectively. The standardized measure of discounted future net cash flows from proved oil reserves was nil for 2012 as the Company disposed of all of is proved reserves as part of the sale of Pan-China Resources Ltd. A discount rate of 10% was applied in determining the standardized measure of discounted future net cash flows.

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

The standardized measure of discounted future net cash flows for China as at December 31 in each of the three most recently completed financial years were as follows:

2012(1)
Future cash inflows	–
Future development and restoration costs	–
Future production costs	–
Future income taxes	–
Future net cash flows	–
10% annual discount	–
Standardized measure	–
(1) The Company disposed of all of is proved reserves as part of the sale of Pan-China Resources Ltd., any revenue generated in 2012 from proved reserves is accounted for in discontinued operations.

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

Changes in standardized measure of discounted future net cash flows from China as at December 31 in each of the three most recently completed financial years were as follows:

2012
Sale of oil and gas, net of production costs	(17,771)
Net changes in prices and production costs	–
Extensions and discoveries, net of future production and development costs	–
Net change in future development costs	–
Development costs incurred during the period that reduced future development costs	–
Revisions of previous quantity estimates	–
Accretion of discount	–
Net change in income taxes	–
Sale of reserves in place	(37,339)
Changes in production rates (timing) and other	–
Decrease	(55,110)
Standardized measure, beginning of year	55,110
Standardized measure, end of year	–

2011
Sale of oil and gas, net of production costs	(21,833)
Net changes in prices and production costs	24,927
Extensions and discoveries, net of future production and development costs	9,426
Net change in future development costs	(18,571)
Development costs incurred during the period that reduced future development costs	12,605
Revisions of previous quantity estimates	4,485
Accretion of discount	3,965
Net change in income taxes	(2,418)
Changes in production rates (timing) and other	2,877
Increase	15,463
Standardized measure, beginning of year	39,647
Standardized measure, end of year	55,110

2010
Sale of oil and gas, net of production costs	(12,216)
Net changes in prices and production costs	15,878
Extensions and discoveries, net of future production and development costs	–
Net change in future development costs	(8,082)
Development costs incurred during the period that reduced future development costs	4,924
Revisions of previous quantity estimates	31,578
Accretion of discount	1,855
Net change in income taxes	(11,645)
Changes in production rates (timing) and other	(1,193)
Increase	21,099
Standardized measure, beginning of year	18,548
Standardized measure, end of year	39,647

Costs incurred in oil and gas property acquisition, exploration, and development activities for the Company’s oil and gas properties for the years ended December 31 were as follows:

	2012	2011
Canada
Exploration	8,176	9,697
	8,176	9,697
Ecuador
Property acquisition
Unproved	–	767
Exploration	25,560	11,536
	25,560	12,303
Asia
Exploration	12,453	23,094
Development	7,878	12,923
	20,331	36,017
Total	54,067	58,017

The depletion rates, on a net production basis, were as follows:

China ($/bbl)
2012	22.63
2011	19.54
2010	21.54

The results of operations from producing activities for the years ended December 31 were as follows:

	2012	2011	2010
Oil revenue	32,466	37,403	21,720
Operating	(12,186)	(15,570)	(9,539)
Depletion	(6,681)	(7,053)	(6,303)
Results of operations from producing activities	13,599	14,780	5,878

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company’s management, including our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon this evaluation, management concluded that these controls and procedures were effective to ensure that (1) information required to be disclosed in the Company’s reports under the Exchange Act is accumulated and communicated to the Company’s Executive Chairman and Chief Financial Officer to allow timely decisions regarding required disclosure and (2) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Deloitte LLP, the Company’s Independent Registered Chartered Accountants that audited the consolidated financial statements included in Item 8 of this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which immediately follows.

/s/ Carlos A. Cabrera	/s/ Gerald D. Schiefelbein
Carlos A. Cabrera	Gerald D. Schiefelbein
Executive Chairman	Chief Financial Officer

March 18, 2013

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Ivanhoe Energy Inc.

We have audited the internal control over financial reporting of Ivanhoe Energy Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte LLP
Independent Registered Chartered Accountants

March 18, 2013
Calgary, Canada

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each director is elected for a one-year term or until his successor has been duly elected or appointed.  All of our directors were elected at our last annual general meeting of shareholders (“AGM”) held on April 24, 2012. The term of office of each director concludes at our next AGM, unless the director’s office is earlier vacated in accordance with our by-laws.

Name	Age	Positions Held	Ivanhoe Director Since
Carlos A. Cabrera	61	Executive Chairman	2010
Robert M. Friedland	62	Founder and Executive Co-Chairman	1995
A. Robert Abboud	83	Independent Lead Director	2006
Howard R. Balloch	61	Director	2002
Brian F. Downey	71	Director	2005
Robert G. Graham	59	Director	2005
Peter G. Meredith	69	Director	2007
Alexander A. Molyneux	38	Director	2010
Robert A. Pirraglia	63	Director	2005

Officers serve at the pleasure of the Board of Directors.

Name	Age	Current Position	Executive Officer Since
Carlos A. Cabrera	61	Executive Chairman	2011
Robert M. Friedland	62	Founder and Executive Co-Chairman	2008
Gerald D. Schiefelbein	54	Senior Vice President, Finance and Chief Financial Officer	2009
K. C. Patrick Chua	57	Senior Vice President	1999
Gerald G. Moench	64	Senior Vice President	1999
Greg G. Phaneuf	43	Senior Vice President, Business Development & Corporate Strategy	2010
Michael A. Silverman	59	Senior Vice President, Downstream Technology and Chief Technology Officer	2007
Edwin J. Veith	54	Senior Vice President, Canadian Projects	2007
Joseph D. Kuhach	51	Senior Vice President, Upstream Technology & Integration	2008
Marlene A. Duff	62	Senior Vice President, Human Resources	2008
Santiago Pàstor Morris	54	Senior Vice President	2012

A. ROBERT ABBOUD

Mr. Abboud has been the Independent Lead Director of the Company since May 2006 and serves as a member of the Company’s Audit, Nominating and Corporate Governance, Compensation and Human Resources and Executive Committees.  He was Co-Chairman of the Company from May 2006 to December 2011.  Mr. Abboud has been President and Chief Executive Officer of A. Robert Abboud and Company, a private investment company, since 1984, and has had a 46-year career in oil and gas, banking and foreign affairs.  He was previously President and Chief Operating Officer of Occidental Petroleum Corporation, Chairman and Chief Executive Officer of First Chicago Corporation and The First National Bank of Chicago, Chairman and Chief Executive Officer of First City Bancorporation of Texas, Chairman of ACB International, Ltd., a joint venture that included the Bank of China and a subsidiary of the Chinese Ministry of Foreign Relations and Trade.  Mr. Abboud has served as a member of the Board of Directors of AMOCO and as a Board and Compensation Committee member as well as Audit Committee Chaiman for AAR Corporation, Alberto-Culver Company, Hartmarx Corporation, ICN Pharmaceuticals Inc. and Inland Steel Industries. Mr. Abboud holds a Bachelor of Arts (Cum Laude) from Harvard College, a J.D. from Harvard Law School and a Master of Business Administration from Harvard Business School, and is a member of the Illinois and

Massachusetts Bar Associations, as well as the Federal Bar and American Bar Associations. Mr. Abboud was selected to serve on our Board due to his extensive experience at the senior executive and board level in the oil and gas industry and in international finance, and for the financial acumen, strategic insight, acute business judgment and international business experience he brings to the Company.

ROBERT M. FRIEDLAND

Mr. Friedland has been Founder and Executive Co-Chairman of the Company since May 2008.  A co-founder of the Company, Mr. Friedland has been a director since February 1995. He was formerly Deputy Chairman from June 1999 to May 2008, President from May 2008 to May 2010 and Chief Executive Officer from May 2008 to December 2011.  Mr. Friedland has served on the Company’s Executive Committee since its formation in October 2008 and was Chair of the Executive Committee from October 2008 to December 2011.

Mr. Friedland brings many valuable attributes to the Ivanhoe Energy Board, including his extensive experience in international corporate finance and as a senior executive and director of several internationally-focused, natural resource companies and his proven track record in overseeing the discoveries of major mineral deposits in Canada, Mongolia, Africa and elsewhere.

Mr. Friedland founded Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.) and was Executive Chairman from March 1994 to April 2012 and Chief Executive Officer from October 2010 to April 2012. He also is the founder of Ivanplats Limited (formerly Ivanhoe Nickel & Platinum Ltd.), a public company presently advancing mineral projects in Africa, has been Ivanplats’ Executive Chairman since November 2000 and was President from June 2003 to May 2008.

Mr. Friedland founded Ivanhoe Capital Corporation and has been its Chairman since 1991 and President since 1988. Ivanhoe Capital is a private, Singapore-based company specializing in providing venture capital and project financing for international business enterprises, predominantly in the fields of energy and minerals. He was Chairman of Potash One Inc., a Canadian public company, from May 2009 to January 2011.

HOWARD R. BALLOCH

Mr. Balloch has been a director of the Company since January 2002.  Mr. Balloch chairs the Compensation and Human Resources Committee, and is a member of the Nominating and Corporate Governance and Executive Committees. From January 2011 until March 2013, he served as Chairman of Canaccord Genuity Asia Limited, the Asian subsidiary of Canaccord Financial Inc. which acquired in 2011 The Balloch Group, an investment advisory firm Mr. Balloch founded in 2001. A veteran Canadian diplomat, Mr. Balloch served as Canada’s ambassador to the People’s Republic of China, Mongolia and the Democratic People’s Republic of Korea between 1996 and 2001, at the end of a 25-year career in the Government of Canada’s Department of Foreign Affairs and International Trade and the Privy Council Office. Mr. Balloch is Vice Chairman of the Canada China Business Council, having served as its President between 2001 and 2006. Mr. Balloch holds a Bachelor of Arts (Honours) degree in Political Science and Economics and a Master of Arts in International Relations from McGill University, after which he pursued further studies at the University of Toronto and at Fondation Nationale de Sciences Politiques in Paris.  Mr. Balloch was selected to serve as a director on our Board based on his experience as a Canadian diplomat and as an international businessman, his extensive knowledge of foreign affairs and the political and regulatory environment in many of the key regions in which the Company operates and his knowledge and experience in matters of public company governance.

CARLOS A. CABRERA

Mr. Cabrera has been a director of the Company since May 2010 and was appointed as Executive Chairman of the Company in December 2011.  Mr. Cabrera serves as the Chair of the Executive Committee and served as a member of the Audit, Nominating and Corporate Governance and Compensation and Human Resources Committees from May 2010 to December 2011.  Mr. Cabrera is the former Chairman (January 2009 to July 2009), President and Chief Executive Officer (from December 2006 to January 2009) of UOP LLC, a Honeywell company.  During his 35 year career with UOP, he held several managerial and technology positions, including Senior Vice President of Refining and Petrochemicals, Senior Vice President of Process Technology and Equipment and Vice President of Corporate Development and New Ventures. Mr. Cabrera served as the President and Chief Executive Officer of the National Institute of Low Carbon and Clean Energy (NICE), a wholly owned subsidiary of the Shenhua Group, based in Beijing, China, from December 2009 to November 2011. Since June 2010, Mr. Cabrera has also served as a director of GEVO, Inc., a publicly traded biotechnology company, and is a member of its Nominating and Corporate Governance and Audit Committees.  In January 2012, he joined the Board of Directors of the Gas Technology Institute, a US based research institute, development and training organization serving energy and environmental markets.  Mr. Cabrera has been a member of the Executive Board of Big West Oil LLC, a private US oil company, since December 2011. Mr. Cabrera also serves as a Distinguished Associate to the World Energy Consultancy Firm FACTS.  Mr. Cabrera serves on the Global Advisory Board of the University of Chicago’s Booth School of Business.  During Mr. Cabrera’s 36 years in the refining and petrochemicals industry, he has been granted seven U.S. patents, authored numerous publications and frequently serves on industry panels as a recognized business and technical leader. He has a Bachelor of Science degree in chemical engineering from the University of Kentucky and a Master’s degree in business administration from the

University of Chicago. Mr. Cabrera brings to the Board extensive experience in petroleum refining, gas processing and petrochemical production as well as international business development and senior executive management experience.

BRIAN F. DOWNEY

Mr. Downey joined the Board of Directors and was appointed Chairman of the Audit Committee in July 2005. Mr. Downey also serves as a member of the Compensation and Human Resources Committee and the Nominating and Corporate Governance Committee.  Mr. Downey has been President of Downey & Associates Management Inc., a real estate holding company, since July 1986, and Financial Advisor to Lending Solutions, Inc., a full-service loan call centre located in the US whose clients are primarily US and Canadian financial institutions, since January 2002.  From 1995 to 2002 he was a principal and served as Chief Executive Officer (“CEO”) of Lending Solutions, Inc., and from 1986 to 1995 he served as President and Chief Executive Officer of Credit Union Central of Canada, the national trade association and national liquidity facility for all credit unions in Canada.  Mr. Downey has a Certified Management Accountant (CMA) designation acquired through the University of Manitoba and is a Member of the Society of Management Accountants of Ontario.  Mr. Downey was selected to serve as a director on our Board due to his extensive experience and expertise in financial and accounting matters.  Mr. Downey is the Company’s “audit committee financial expert” within the meaning of the Securities Exchange Act of 1934, as amended.

DR. ROBERT G. GRAHAM

Dr. Graham has been a director of the Company since April 2005 and served as the Company’s Chief Technology Officer from April 2007 to September 2007.  Dr. Graham co-founded Ensyn and served on the board and in various senior executive roles with Ensyn until it was acquired by the Company in 2005. Since then, he has served as Chairman (since June 2007) and Chief Executive Officer (since July 2008), and President and Chief Executive Officer (from April 2005 to June 2007) of Ensyn Corporation.  Dr. Graham has been working on the commercial development of the RTP™ biomass refining and petroleum upgrading technologies since the early 1980s. This work culminated in the development of commercial RTP applications in the wood industry in the late 1980’s and the establishment of Ensyn Renewables Inc. to capitalize on commercial projects for this business. In 1997, Dr. Graham initiated the application of this commercial RTP™ technology in the petroleum industry.  Dr. Graham holds Bachelor of Science and Bachelor of Science Honours degrees from Carlton University, and a Master of Engineering and Ph.D. in Chemical Engineering from the University of Western Ontario.  Dr. Graham brings unique skill, expertise and experience to our Board as the inventor of our HTL™ technology and as a scientist and businessman with extensive experience in the technology industry.

PETER G. MEREDITH

Mr. Meredith joined the Board of Directors in December 2007 and serves as a member of the Executive Committee.  He previously served as a director from 1996 to 1999 and as the Company’s Chief Financial Officer from June 1999 to January 2000.  Mr. Meredith was the Deputy Chairman of Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.), from May 2006 to April 2012 and was Chief Financial Officer of Ivanhoe Mines Ltd. from May 2004 to May 2006 and from June 1999 to November 2001.  He also was the Chairman of SouthGobi Resources Ltd. from October 2009 to September 2012 and was previously Chief Executive Officer from June 2007 to October 2009  Mr. Meredith served as Chief Financial Officer of Ivanhoe Capital Corporation from June 2001 to March 2009.  Prior to joining the Company, Mr. Meredith spent 31 years with Deloitte & Touche LLP, Chartered Accountants, where he retired as a partner in 1996. He was a member of its Canadian board of directors from 1991 to 1996. Mr. Meredith is a Chartered Accountant and is a member of the Institute of Chartered Accountants of British Columbia, the Institute of Chartered Accountants of Ontario and the Ordre des Comptables Agrees du Quebec.  Mr. Meredith was selected to serve as a director on our Board due to his extensive experience at the senior executive and board level with international resource companies and his financial accounting, reporting and corporate finance expertise, and the depth of his knowledge of the Company’s operations and of the political and regulatory requirements of the regions in which the Company operates derived from his involvement in leadership roles with the Company and other resource companies operating in similar regions since 1996.

ALEXANDER A.  MOLYNEUX

Mr. Molyneux has been a director of the Company since May 2010.  Mr. Molyneux has been the Executive Chairman of Celsius Coal Limited (ASX:CLA) since December 2012. He has also served as a non-executive director of Goldrock Mines Corp. (TSX:GRM), a mining development and exploration company, since December 2012. Mr. Molyneux was the President (April 2009 to September 2012), Chief Executive Officer (October 2009 to September 2012) and a director (October 2009 to September 2012) of SouthGobi Resources Ltd. (TSX:SGQ, HK:1878). Mr. Molyneux was Head of Metals and Mining Investment Banking for Citigroup where he established a leading metals and mining investment banking business in Asia. During his career at Citigroup and UBS, he advised on coal-related public offerings, mergers and acquisitions, bond and debt offerings totaling several billion dollars. Mr. Molyneux holds a Bachelor’s degree in Economics from Monash University in Australia. Mr. Molyneux was selected to serve as a director on our Board based on his comprehensive background in the areas of international capital markets, corporate finance and investment banking in Asia and elsewhere and his experience in doing business in the natural resource sector in China and Mongolia.

ROBERT A. PIRRAGLIA

Mr. Pirraglia has been a director of the Company since April 2005 and acted as the Chair of the Business Development Committee from August 2007 until May 2008.  He is currently the Chair of the Nominating and the Corporate Governance Committee and a member of the Audit Committee and the Compensation and Human Resources Committee. Mr. Pirraglia is an engineer and attorney with more than 25 years of experience in the development of energy projects and projects employing innovative technologies. He served on the board of Ensyn Group, Inc. starting in 1996, and was also Chief Operating Officer of Ensyn Group, Inc. from September 1998 to April 2005. He was appointed the President of Ensyn Corporation in June 2011 and was its Chief Operating Officer and Vice President from April 2005 to October 2007 and its Executive Vice President from October 2007 to June 2011.  Mr. Pirraglia has been a member of the Management Committee of Envergent Technologies LLC since October 2007. In addition to being a founder and manager of several energy and waste processing companies, Mr. Pirraglia has provided management and business consulting services to various US, Canadian and European companies.  Mr. Pirraglia holds a Bachelor of Electrical Engineering degree from New York University and a J.D. from Fordham University School of Law. Mr. Pirraglia brings significant legal, technical and project management experience and expertise to our Board as well as governance experience from acting as a public company director.

GERALD D. SCHIEFELBEIN

Mr. Schiefelbein has been the Chief Financial Officer of the Company since November 2009 and Senior Vice President, Finance since September 2012. He brings 26 years of finance experience in the international oil and gas industry, having worked in North America, Europe and the Middle East with the BP Group and Amoco.  Immediately prior to joining the Company, Mr. Schiefelbein was Chief Financial Officer with Chicago-based BP plc, Integrated Supply & Trading from September 2007 to February 2009, where he led the finance department for BP's crude and oil-products supply and trading operations in the Americas. Prior to his appointment as Chief Financial Officer of BP plc, Integrated Supply & Trading, Mr. Schiefelbein served as Controller from February 2006 to September 2007.

Mr. Schiefelbein has substantial finance and control experience throughout the exploration and production value chain, including exploration bidding, production operations, gas plants, pipelines and supply and trading operations. In addition, he is highly experienced with merging companies and operations.

K. C. PATRICK CHUA

Mr. Chua has been Senior Vice President of the Company since June 1999 and Chairman of the Company’s wholly owned subsidiary, Sunwing Energy Ltd., since April 2004.  From March 2000 to April 2004 he was President of Sunwing Energy Ltd.

Mr. Chua spent the early years of his career evaluating and conducting economic analysis of oil and gas assets. Since 1992, he has shifted his career focus to China. Under his leadership, Sunwing Energy signed three production-sharing contracts with the Chinese government to develop proven oil and gas reserves in China. Mr. Chua has been a member of the Canadian Institute of Mining, Metallurgy and Petroleum since 1975 and is the recipient of the Petroleum Society Fellowship Award in both 1980-81 and 1981-82. He served in many executive positions with the Petroleum Society of Canada and was the Chairman of the Calgary Section in 1992-93. He has been a member of the Chinese People's Political Consultative Conference (CPPCC) of Beijing Chaoyang District since December 2006.

GERALD G. MOENCH

Mr. Moench has been Senior Vice President of the Company since June 1999.   In September 2012, Mr. Moench was appointed General Manager of Sunwing Holding Corporation, the company's Asian-focused subsidiary.  He has served as President and director of Sunwing Holding’s wholly owned subsidiary, Sunwing Energy Ltd., since April 2004.

Mr. Moench has over 44 years of operating and management experience, 30 of which have been focused in Southeast Asia and China, and most recently over 14 years directly in China. He has been involved in the development of Sunwing Energy Ltd. since 1996 and has overall responsibility for the operating functions of Sunwing Energy Ltd. including production-sharing contract negotiation, contract execution and government and corporate issues. He has held various senior management positions with Canadian and overseas companies specializing in drilling, production, and completion operations and has been involved in operations in Australia, Indonesia, and China.

GREG G. PHANEUF

Mr. Phaneuf was appointed Senior Vice President, Business Development and Corporate Strategy in September 2012.   He previously served as Executive Vice President, Corporate Development of the Company from March 2011 to September 2012 and as Senior Vice President, Corporate Development from September 2010 to March 2011. Mr. Phaneuf is responsible for the overall approach and execution on the Company's existing corporate development projects, as well pursuing new corporate development initiatives. HeGreg also leads the Investor Relations and Communications Department and is a key spokesperson in dealing with the investment community.

Mr. Phaneuf has 22 years of related experience which includes Vice President, Corporate Development, for The Churchill Corporation from September 2009 to September 2010, where he led a $390 million corporate acquisition, as well as leading the associated $200 million equity and convertible debenture financing and a new $200 million revolving credit facility.

Prior to joining Churchill, Mr. Phaneuf was Vice President and Chief Financial Officer of Seven Generations Energy, a private energy resource and development company, and from September 2004 to October 2007, he was the Treasurer for Western Oil Sands Inc., where he actively participated in that company's financings, M&A activities and risk management functions. Mr. Phaneuf was an integral member of the deal team associated with Western Oil Sands $7 billion divestiture to Marathon Corporation in 2007.

MICHAEL A. SILVERMAN

Dr. Silverman was appointed Senior Vice President, Downstream Technology in September 2012 and has served as the Chief Technology Officer of the Company since September 2007.  He previously served as the Executive Vice President, Technology from September 2007 to September 2012.  From May, 2007 to September, 2007 he was Vice President, Technology.  Since joining the Company in 2007, Dr. Silverman has been responsible for all technical aspects of the Company's proprietary HTL upgrading process. This includes interfacing with leading engineering firms in the design of commercial HTL installations, technology development and intellectual property management.

Dr. Silverman has almost 30 years of experience in technology development and management, including the commercialization and marketing of new technologies, and is a leading expert in the fluid catalytic cracking (FCC) processes. Dr. Silverman served as Vice President, Petrochemicals (May 2004 to May 2007) and Director, Technology Center (May 2000 to May 2004) for Kellogg, Brown and Root, now KBR, Inc.

Prior to joining KBR, Dr. Silverman was the Manager of Technology Development for Stone & Webster, Inc. where he managed all aspects of technology development in the refining business, including FCC's and several heavy oil upgrading technologies. Earlier experience included the management of fluid catalytic cracking for Tenneco Oil Company, and an assistant professorship in Chemistry at Rutgers University.

EDWIN J. VEITH

Mr. Veith has been the Senior Vice President, Canadian Projects since September 2012. He previously served as  Executive Vice President, Upstream from September 2007 to September 2012.  Mr. Veith has also been Vice President, HTL Technology of Ivanhoe Energy (USA) Inc. from November 2005 until June 2009.

Mr. Veith has over 25 years of experience in the oil industry with a focus on heavy oil recovery techniques. Mr. Veith joined the Company in 2001 from Aera Energy, a California joint venture of Shell and ExxonMobil, where he had responsibility for heavy oil development and operations in the giant Belridge and Cymric heavy oil fields in California. He managed thermal horizontal and vertical well development projects using state of the art reservoir management techniques and utilized advanced 3-D reservoir visualization methods to integrate complex data sets. He planned new project expansions and investigated new development scenarios using reservoir simulation and advanced economic modeling. Mr. Veith previously worked with Insight Energy, LLC, Bechtel and Williams Brothers. As President of Insight Energy, LLC, Mr. Veith evaluated major oil fields for acquisition and joint ventures.

JOSEPH D. KUHACH

Mr. Kuhach was appointed Senior Vice President, Upstream Technology and Integration in September 2012.  Mr. Kuhach is responsible for global upstream technology and for providing strategic leadership in assessing and developing the Company’s assets. He has 27 years of energy industry experience focused predominantly on heavy oil recovery and upgrading. Mr. Kuhach was the Vice President, Engineering, Upstream and Integration with the Company from August 2008 to September 2012. Prior to joining the Company in 2005, Mr. Kuhach spent 20 years with Shell and its subsidiaries in engineering and management positions. As Manager of Technology he oversaw heavy oil recovery efforts for Shell’s largest thermal assets including Belridge, Cymric, McKittrick, and Lost Hills fields. During his time with Shell, Mr. Kuhach was a leader in advancing horizontal well implementation in thermal recovery applications. He led the effort to design and implement Shell’s first grass roots thermal horizontal well project. Mr. Kuhach has published numerous papers and is a past technical editor for Society of Petroleum Engineering (SPE) Reservoir Evaluation and Engineering magazine.

MARLENE A. DUFF

Ms. Duff has been Senior Vice President, Human Resources since September 2012.  Previously, Ms. Duff was the Vice President, Human Resources from October 2008 to September 2012. Ms. Duff is responsible for company-wide human resource strategy, staffing, compensation & benefits, organizational design, talent management and human resource administrative services on behalf of the Company.

Prior to joining Ivanhoe in 2008, Ms. Duff held human resource management positions in oilfield services, banking, chemicals and E&P in both domestic and international organizations. With over 30 years of experience, Ms. Duff has been responsible for human resource strategies focused on best practice cultures and work environments and large scale redesign of HR programs in performance management, resource planning, leadership development and business process improvement.

SANTIAGO PÁSTOR MORRIS

Mr. Pástor Morris has served as Senior Vice President of the Company and President and General Manager of the Company’s wholly owned subsidiary, Ivanhoe Energy Ecuador Inc., since September 2012. Previously, he served as Vice President, Operations of Ivanhoe Energy Ecuador from May 2010 to September 2012.

Mr. Pástor Morris was Operations Manager for Petrobras Energia Ecuador from January 2005 until May 2010. He has over 24 years of experience in upstream design, construction, and operations in the international oil and gas industry. His expertise has taken him beyond Latin America to the USA and Europe, working with companies like Texaco, Petroecuador, Oryx Energy Company, Kerr McGee Ecuador Energy Corporation, Perenco Energy Ecuador, and Petrobras Energia Ecuador.

OTHER PUBLIC COMPANY DIRECTORSHIPS

The following is information respecting directorships held by our directors over the last five years at public and registered investment companies.

Messrs. Meredith and Friedland are directors of Ivanplats Limited and were previously directors of Ivanhoe Australia Limited. Mr. Friedland was a past director of Potash One Inc., and Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.). Mr. Balloch is a director of Methanex Corporation and was previously a director of Ivanhoe Mines Ltd., East Energy Corp., Canaccord Financial Inc. and Tiens Biotech Group USA Inc. Mr. Meredith is also a director of Turquoise Hill Resources Ltd., Entrée Gold Inc., and Great Canadian Gaming Corporation, and was previously a director of SouthGobi Resources Ltd. and Jinshan Gold Mines Inc. (now China Gold International) and Olympus Pacific Minerals Inc. Mr. Molyneux is and the Executive Chairman of Celsius Coal Limited and a non-executive director of Goldrock Mines Corp. He was previously a director of SouthGobi Resources Ltd. Mr. Cabrera is also a director of GEVO, Inc.

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

We also have a Compensation and Human Resources Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The current members of the Compensation and Human Resources Committee are Messrs. Howard R. Balloch (Chair), A. Robert Abboud and Brian F. Downey. The current members of the Nominating and Corporate Governance Committee are Messrs. Robert A. Pirraglia (Chair), Brian F. Downey, A. Robert Abboud and Howard R. Balloch. The current members of the Executive Committee are Messrs. Carlos A. Cabrera (Chair), Robert M. Friedland, A. Robert Abboud, Howard R. Balloch, and Peter G. Meredith.

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

—	The Board, through its Compensation and Human Resources Committee (the “Compensation Committee”) is committed to the transparent presentation of its compensation program.

—	The three principal elements that make up the compensation program are: base salary, performance bonus and long term incentives.

—
Salary for senior executives is targeted at the median of the market while overall compensation, inclusive of salary, performance incentive bonus and long term incentives is targeted at the seventy-fifth percentile of the market.

—	Overall incentive compensation is awarded based on both corporate objectives and individual performance objectives.

—	Long term incentives are comprised of incentive stock options and restricted share unit (“RSUs”).

—
In 2012, Mr. Friedland, Founder and Executive Co-Chairman, voluntarily waived a salary for acting as an executive of the Company and did not participate in the compensation program for executives.  Although Mr. Friedland remains eligible to receive incentive compensation as determined by the Compensation Committee and the Board from time to time, he did not receive any such compensation in 2012.

In 2012, the individuals who served as our principal executive officer, our principal financial officer and the other three most highly compensated executive officers as of the end of 2012 (the “Named Executive Officers” or “NEOs”) were:

NEO	Position Held
Carlos A Cabrera	Executive Chairman
Gerald D. Schiefelbein	SVP, Finance & Chief Financial Officer
Joseph D. Kuhach	SVP, Upstream Technology & Integration
Michael A. Silverman	SVP, Downstream Technology & CTO
Edwin J. Veith	SVP, Canadian Projects
David A. Dyck	President & Chief Operating Officer

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

Compensation Committee Interlocks and Insider Participation

All Compensation Committee members are independent directors. The Committee met four times during 2012 and once during the first quarter of 2013. All meetings of the Committee are documented in the form of meeting minutes. The Committee is made up of the following members, all of whom have experience in dealing with compensation matters:

—
Mr. Howard Balloch has served as the Chair of the Company’s Compensation Committee since 2004. He served as the Chair of the Nominating and Corporate Governance Committees from 2003 until 2012. Mr. Balloch has also served on the compensation committee of Ivanhoe Mines Ltd., now turquoise Hill Resources Ltd., and Methanex Corporation. He was until March 2013, the Chairman of Canaccord Genuity Asia Limited, a boutique investment banking firm that provides financial advisory services, and chaired its Compensation Committee (management level). In these various roles, Mr. Balloch has had frequent interaction with professional compensation advisors with matters pertaining to executive and director compensation;

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

—
Mr. Robert Pirraglia has served as a member of the Company’s Compensation Committee since May 2008.  He was appointed as the President of Ensyn Corporation in June 2011 and was the Chief Operating Officer and Vice President of the company from April 2005 to October 2007 and Executive Vice President of the company from October 2007 to June 2011.  Mr. Pirraglia is an engineer and attorney with more than 25 years of experience in project development and has provided executive management and business consulting services to various U.S., Canadian and European companies.  Mr. Pirraglia has been a member of the Management Committee of Envergent Technologies LLC since October 2007 and is also a director of a number of family-owned companies.  In these roles, Mr. Pirraglia has regularly addressed executive and director compensation matters; and

—
Mr. A. Robert Abboud was appointed to the Compensation Committee in April 2012, having previously served on the Compensation Committee from May 2008 until May 2010. Mr. Abboud has enjoyed a business career spanning more than 55 years and has extensive executive management experience involving compensation matters, including serving as CEO and COO of public companies and having served on the compensation committees of several public companies and not-for-profit organizations.

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

In the second quarter of 2010, the Compensation Committee engaged the services of the consulting firm Mercer Canada Ltd. (“Mercer”) to undertake a comprehensive review of executive compensation for executive positions and other senior management positions, including the development of a comparator group for the company to help the Company establish its compensation plan components with reference to its peers (the “Mercer Study”). No external consultants were hired during 2012, although the Company does review and participate in certain market studies as to compensation market standards, including the Mercer Total Compensation Survey for Energy Sector published in August of each year setting out reward levels as a general benchmark for industry in Canada (the “Mercer Annual Market Study”).  In 2012, no fees were paid to compensation consultants, apart from nominal fees to participate in market studies, including the Mercer Annual Market Study.

Compensation and Benefits Philosophy and Goals

In determining the nature and quantum of compensation for the Company’s executive officers the Company is seeking to achieve the following objectives, in approximately an equal level of importance:

—	to provide a strong incentive to management to contribute to the achievement of Ivanhoe’s short term and long term corporate goals;

—	to ensure that the interests of Ivanhoe’s executive officers and the interests of the Company’s shareholders are aligned;

—	to ensure that Ivanhoe is able to attract, retain and motivate executive officers of the highest caliber in light of the strong competition in the oil and gas industry for qualified personnel;

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

The Compensation Committee annually reviews, and recommends to the Board, the cash compensation, any annual performance bonus, long term incentive grants and overall compensation package for each of the Company’s executive officers.

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

Peer Comparator Group

The comparator group for the Company for purposes of developing the compensation program includes oil and gas companies with international operations, oil sands operations and similar market capitalization. The comparator group included Pacific Rubiales Energy Corporation, Black Pearl Resources Inc., Niko Resources Ltd., Connacher Oil & Gas Ltd., Athabasca Oil Sands Corporation, OPTI Canada Inc., Petrobank Energy & Resources Ltd., TransGlobe Energy Corporation, Bankers Petroleum Ltd., Ithaca Energy Inc., Gran Tierra Energy Inc., Calvalley Petroleum Inc., Paramount Resources Ltd., Pan Orient Energy Corporation, Southern Pacific Resources Corporation and Transatlantic Petroleum Ltd.  For compensation decisions in 2012, specific reference was not made to this comparator group but rather benchmarking at the median (for salary) and seventy-fifth percentile (for overall compensation) was done with reference to appropriate data from the Mercer Annual Market Study, adjusted for inflation.

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

Under the Company’s compensation program and onward, salary levels are to be assessed using a pay grade system that is consistent with industry practice.  Each of the Company’s employees, including the Company’s executive officers, is placed in a pay grade based upon his or her position, knowledge, skills, relevant experience and credentials.  Annual salary increases are made based on performance and the relative position within a pay grade.  The Compensation Committee also considers retention risks, succession requirements and compensation changes in the market in determining salary changes. Salary targets for executives are generally targeted at a median salary determined, in 2012, with reference to the relevant ranges set out in the Mercer Annual Market Study.

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

During 2011, the Company established an RSU Plan to provide a form of equity-linked compensation that is less dilutive than options as the RSU Plan does not involve any issue of shares from treasury. The RSU Plan is administered by the Board which has the power make decisions about the awarding of RSUs. The awards under the RSU Plan consist of RSUs which, upon vesting, may be settled in cash or common shares of the Company purchased on the TSX through a Trustee. Generally RSUs vest in thirds on the first, second, and third anniversaries of the date of grant. On the date of vesting, employees are entitled to receive one common share for each vested RSU. In lieu of common shares, employees may receive a cash amount equal to the fair market value of the common shares then deliverable. Employees who are taxpayers in jurisdictions outside Canada and those individuals who are non-employee service providers may only receive cash in exchange for their vested RSUs. If an employee voluntarily leaves the employment of the Company any unvested RSUs are forfeited by the employee under the terms of the RSU Plan.  In the event of a termination without cause, as defined in the RSU Plan, all unvested RSUs are terminated six months after the date of termination; provided however that in the event such termination without cause occurs within six months following a change of control, all unvested RSUs vest on the earlier of the next vesting date for the applicable RSU award and the effective time of such termination.

While the Compensation Committee and the Board retain flexibility in apportioning long term incentive compensation as between stock options and RSUs, the targeted allocation for NEOs is generally expected to be in the range of 60% to 80% weighting for stock options and 20% to 40% for RSUs for a given award.

Long term incentive awards granted under the compensation plan are awarded according to performance and the success in meeting or exceeding the annual established corporate and project targets. For NEOs, potential value of equity grants can range from 160% to 225% of base salary multiplied by a weighted achievement factor ranging from 0% to 200%.

EXECUTIVE COMPENSATION DECISIONS

Salary Compensation

In 2012, the base salary for the Executive Chairman was increased by 5% to $580,000, the base salary for President and COO was increased by 11% to $500,000 and the salaries of the other NEOs were increased by 4.3% over the previous year.  These increases were determined with reference to externally generated compensation data from the Canadian oil and gas industry upon which the Compensation Committee relied, including the Mercer Annual Market Study.  In the case of the salaries for the Executive Chairman and President and Chief Operating Officer these increases were made in April

2012 retro-active to January 1, 2012 in connection with a re-alignment of responsibilities in the Executive Team and with regard to prevailing industry demand and retention considerations.

Robert M. Friedland, Founder and Executive Co-Chairman, has voluntarily waived a cash salary from the Company.

In 2013, the base salaries for NEO’s were increased based on an overall budget of 4.5%. Individual NEO base salary adjustments were determined with reference to externally generated compensation data from the Canadian oil and gas industry and individual performance ratings recommended by the Executive Chairman to the Compensation Committee.

Short Term and Long Term Incentive Compensation Awards Made in 2013 Relating to 2012 Performance

The following chart sets out the value of bonus (short term incentive) and long term incentive compensation awarded during 2013 relating to 2012 performance for each of the NEOs receiving such compensation in 2013.

Name	2012 Salary ($)	Maximum Target Bonus ($)	Maximum Target Long Term Incentive ($)	Percentage of Maximum Target Awarded	Bonus Awarded ($)		Long Term Incentive Awarded(2) ($)
Carlos A. Cabrera	580,000	870,000	2,610,000	N/A (8)	1,000,000	(8)	1,954,600	(3)
Gerald D. Schiefelbein(1)	293,904	323,294	940,933	51.7%	167,027		485,896	(4)
Michael A. Silverman	305,400	335,940	977,280	53.6%	179,943		523,470	(5)
Edwin J. Veith	285,984	314,582	915,149	53.3%	167,559		487,445	(6)
Joseph D. Kuhach	300,000	330,000	960,000	53.4%	176,101		512,294	(7)

(1)	Amounts paid in Canadian dollars to Mr. Schiefelbein were converted to US currency based on the Bank of Canada monthly average exchange rate during the pay periods.

(2)
The value of the stock options awarded is the estimated fair value on date of grant calculated using the Black-Scholes option pricing model, with the following assumptions: an estimated volatility equal to the historical volatility of the Company’s common shares over a period equal to the expected life of the option, an estimated dividend yield of $nil, a risk free rate of return equal to the rate currently available on federal government zero-coupon bonds with a term equal to the expected life of the option and an expected life approximating the term of the option.  The value of stock options with a Canadian dollar exercise price was converted to US dollars using the Bank of Canada closing exchange rate on date of grant, for example, Cdn$1.00 to US$0.982 on February 21, 2013.

The value of the RSUs awarded is the estimated fair value on date of grant, which is calculated as the number of RSUs awarded multiplied by the weighted average price of the Company’s common shares for the five trading days immediately preceding the date of grant, converted to US dollars using the Bank of Canada closing exchange rate on date of grant.

(3)
Consists of 521,226 RSUs which vest as to one third on each of February 21 of 2014, 2015 and 2016, options to purchase 2,950,340 common shares exercisable at Cdn$0.74, expiring on February 21, 2020, and vesting as to 25% on each of February 21 of 2014, 2015, 2016 and 2017.

(4)
Consists of 259,144 RSUs which vest as to one third on each of February 21 of 2014, 2015 and 2016, and options to purchase 550,071 common shares exercisable at Cdn$0.74, expiring on February 21, 2020, and vesting as to 25% on each of February 21 of 2014, 2015, 2016 and 2017.

(5)
Consists of 279,184 RSUs which vest as to one third on each of February 21 of 2014, 2015 and 2016, and options to purchase 592,608 common shares exercisable at Cdn$0.74, expiring on February 21, 2020, and vesting as to 25% on each of February 21 of 2014, 2015, 2016 and 2017.

(6)
Consists of 259,970 RSUs which vest as to one third on each of February 21 of 2014, 2015 and 2016, and options to purchase 551,824 common shares exercisable at Cdn$0.74, expiring on February 21, 2020, and vesting as to 25% on each of February 21 of 2014, 2015, 2016 and 2017.

(7)
Consists of 273,223 RSUs which vest as to one third on each of February 21 of 2014, 2015 and 2016, and options to purchase 579,956 common shares exercisable at Cdn$0.74, expiring on February 21, 2020, and vesting as to 25% on each of February 21 of 2014, 2015, 2016 and 2017.

(8)	See discussion of additional special merit compensation below.

The following chart sets out the corporate performance objectives applicable to NEOs receiving annual incentive compensation in respect of 2012, these performance objectives were set at the beginning of the year and included such elements as the securing of sufficient financing to deliver on corporate commitments and refund working capital reserves, the advancing of commercialization of the HTL technology, achieving production reserve and share price growth, and achieving a good corporate record in employee health and safety and in ensuring a spotless environmental record. The principal weighting for corporate goals (approximately 40%) was set on achieving financing objectives, with the other corporate objectives having weightings at between 5% and 20%. Given the significant weighting to financing goals which were exceeded, the net corporate goals were determined to be 44.4% of the targeted maximum for 2012.

Corporate Performance Objectives (In Respect of 2012 Performance)	Performance Results
Financing:
Meet: Sufficient funds to meet subsequent years planned capital, operating and general and administrative expenditures and/or success in other project funding initiatives;
Exceed: Sufficient funds to meet 200% subsequent years’ planned capital, operating and general and administrative expenditures and/or success in other project funding initiatives
Meet and Partially Exceeded
Reserve Growth: Meet: increased reserves by 3%; Exceed: increased reserves by 6%	Not achieved
Production & Cash Flow: Meet: increased incremental working interest production by 258%; Exceed: increased incremental working interest production by 517%	Not achieved
Commercialize HTL: Establish agreements to proceed in partnership with 3rd party organizations	Not achieved
Share Price Appreciation: Meet: share price increase of 50%; Exceed: share price increase of 100%	Not achieved
Environment: Meet: Less than 2 recordable incidents; Exceed: Zero recordable or reportable incidents	Exceeded
Safety: Meet: Company TRIR is industry average; Exceed: Zero lost time incidents or recordable incidents	Exceeded

As Executive Chairman, Mr. Cabrera’s performance was judged by the Compensation Committee principally on corporate objectives, while in the case of the other NEO’s the judgment was based on a mix of 60% corporate objectives and 40% performance objectives for each such executive as well as a discretionary assessment of overall job performance.

Mr. Silverman was rated 67.3% of maximum on his personal project achievements in respect of the development and further efficiencies related to the Feedstock Test Facility and to defend and enhance the HTL intellectual property.  Mr. Silverman was accordingly given an overall weighted achievement factor of 53.6% of maximum.

Mr. Schiefelbein was rated 62.5% of maximum for success in his goals with respect to the external reporting, tax, regulatory compliance and human resources management. Mr. Schiefelbein was accordingly given an overall weighted achievement factor of 51.7% of maximum.

Mr. Veith was rated 66.5% of maximum on achievement of his personal objectives largely related to the further development of the Tamarack project, as well as his contributions to corporate finance activities of the Company. Mr. Veith was accordingly given an overall weighted achievement factor of 53.3% of maximum.

Mr. Kuhach was rated 66.8% of maximum on achievement of his personal objectives largely related to the successful creation of the Centers of Excellence and his contribution to the development of the Tamarack project. Mr. Kuhach was accordingly given an overall weighted achievement factor of 53.4% of maximum.

For 2012, the Compensation Committee and Board determined that Mr. Cabrera, who is awarded on overall corporate performance, should receive special merit incentive compensation in excess of the maximum targeted compensation in light of Mr. Cabrera’s integral role in achieving corporate objectives, particularly its financing objectives for 2012. The bonus of $1,000,000 was divided between a cash bonus of $750,000 and an award of shares valued at $250,000. Long term incentive was awarded 80% in stock options and 20% in RSU’s.

Severance Compensation

In respect of the termination of Mr. David Dyck’s employment as of August 31, 2012, under his contractual arrangements, Mr. Dyck received a severance payment of Cdn$500,000 and payment in lieu of benefits of Cdn$27,200. In addition, he received accelerated vesting of unexercised options with a value of $nil as the exercise price of the unexercised options was higher than the December 31, 2012 closing market price of the Company’s common shares.

Other Compensation

Employees of Ivanhoe Energy Holdings Inc. may participate in Ivanhoe’s 401(k), a defined contribution plan that includes Employee and Company contributions. See also “Pension Plan” below. In 2012, the Company paid Mr. Silverman $22,000 for the purpose of contributing to his 401(k) retirement plan. In 2012, Mr. Veith was paid $22,500 for the purpose of contributing to his 401(k) retirement plan as well as $129,143 as an expatriate uplift. In 2012, Mr. Kuhach was paid $22,500 for the purpose of contributing to his 401(k) retirement plan as well as $138,114 as an expatriate uplift.  In 2012, Mr. Cabrera was paid $22,500 for the purpose of contributing to his 401(k) retirement plan.

All NEOs participate in insurance plans offered to all employees, including group life insurance, accidental death and dismemberment, Business Travel Accidental coverage and Supplemental Business Travel Medical coverage calendar year.

Performance Graph

The following graph shows the change in a Cdn$100 investment in Ivanhoe common shares over the past five years, compared to the S&P/TSX Composite Index, the S&P/TSX Oil & Gas Exploration & Production and the S&P/TSX Energy Sector Index as at December 31, 2012. The Company’s common shares were part of the S&P/TSX Composite Index from March 22, 2010 until December 9, 2011.

(Cdn$)		2007	2008	2009	2010	2011	2012
	Ivanhoe Energy Inc.	100.00	37.42	190.97	175.48	72.26	45.81
	S&P/TSX Composite Index	100.00	64.97	84.91	97.18	86.42	89.88
	S&P/TSX Oil & Gas Exploration & Production Index	100.00	66.05	90.65	99.15	79.05	67.81
	S&P/TSX Energy Sector Index	100.00	63.66	85.93	94.52	82.92	79.91

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

In 2012, the Company issued option-based awards under its Equity Incentive Plan to executive officers as described under the heading “2012 Executive Compensation Decisions.”

COMPENSATION TABLE

The following table sets forth all compensation earned by the individuals who served as our NEOs. Our NEOs may change from year to year due to fluctuations in our executive officers’ annual compensation.

Name and Principal Position	Year	Salary(1) ($)	Share-Based Awards(2) ($)		Option-Based Awards(3) ($)		Non-Equity Incentive Plan Compensation Annual Incentive Awards(4) ($)	Pension Value ($)	All Other Compensation ($)		Total Compensation ($)
Carlos A. Cabrera	2012	611,378	628,687		1,535,221		750,000	22,500	–		3,547,786
Executive Chairman	2011(5)	27,237	–		421,316		–	–	99,870	(6)	548,423
	2010	–	–		408,504		–	–	53,667	(6)	462,171
Gerald D. Schiefelbein	2012	297,347	188,276		286,232		167,027	–	918		939,800
SVP, Finance & Chief Financial Officer	2011	287,567	110,717	(9)	166,075	(9)	95,148	–	–		659,507
	2010	264,523	168,765		393,593	(11)	146,267	–	–		973,148
Edwin J. Veith	2012	283,032	188,877		287,144		167,559	22,500	160,896	(13)	1,110,008
SVP, Canadian Projects	2011	274,176	97,387	(9)	146,081	(9)	83,692	20,400	71,654		693,390
	2010	263,627	138,282		357,671	(14)	115,995	22,000	122,715		1,020,290
Michael A. Silverman	2012	305,396	202,836		308,366		179,943	22,000	4,200		1,022,741
SVP, Downstream Technology	2011	295,056	115,190	(9)	172,785	(9)	98,991	22,000	4,200		708,222
& CTO	2010	283,687	176,706		402,950	(12)	148,225	22,000	–		1,033,568
Joseph D. Kuhach	2012	266,333	198,505		373,419		176,101	22,500	213,143	(15)	1,250,001
SVP, Upstream Technology	2011	239,208	157,691		110,150		75,000	22,500	127,532		732,081
& Integration	2010	212,658	136,273		80,377		80,000	22,500	58,234		590,042
David A. Dyck	2012(7)	318,509	–		–		–	–	543,338	(8)	861,847
President & COO	2011	426,088	71,332		412,246	(9)	118,886	–	26,449		1,055,001
	2010	353,921	117,697		669,419	(10)	197,831	–	24,917		1,363,785

(1)	Amounts paid in Canadian dollars to Messrs. Dyck and Schiefelbein were converted to US currency based on the Bank of Canada monthly average closing exchange rate during the pay periods.

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

(4)
Cash bonuses in respect of a year’s performance are awarded in the subsequent year but recorded in the year in respect of which the compensation is awarded. Cash bonuses paid to Messrs. Dyck and Schiefelbein were converted to US currency based on the Bank of Canada monthly average closing exchange rate during the pay period.

(5)	Mr. Cabrera was appointed as Executive Chairman, effective December 12, 2011 and was employed for approximately one half month in 2011.

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

(7)
Mr. Dyck’s employment terminated as of August 31, 2012. In respect of the termination of Mr. Dyck’s employment as of August 31, 2012, under his contractual arrangements, Mr. Dyck received a severance payment of Cdn$500,000 and payment in lieu of benefits of Cdn$27,200 which are included in other compensation. In addition, he received accelerated vesting of unexercised options with a value of $nil as the exercise price of the unexercised options was higher than the December 31, 2012 closing market price of the Company’s common shares.

(8)
Mr. Dyck received an annual retirement allowance in 2012 of Cdn$12,250, which was paid in Canadian dollars and converted to US currency using the Bank of Canada monthly average closing exchange rate during the pay periods.

(9)
Other than option-based awards in the amount of $126,920 for Mr. Dyck, the values for share-based awards and option based awards were recorded in our 2011 10-K under “All Other Compensation” as the estimated value of compensation still to be awarded as stock options and/or RSUs later in 2011.

(10)	Includes $369,860 of option-based awards granted to Mr. Dyck in 2011, in connection with his performance in 2010, and $299,559 of previously disclosed option-based awards granted in 2010.

(11)	Includes $198,879 of option-based awards granted to Mr. Schiefelbein in 2011, in connection with his performance in 2010, and $194,714 of previously disclosed option-based awards granted in 2010.

(12)	Includes $208,236 of option-based awards granted to Mr. Silverman in 2011, in connection with his performance in 2010, and $194,714 of option-based awards granted in 2010.

(13)	Mr. Veith received $70,984 as an expatriate uplift. The amount of income taxes payable by Ivanhoe in connection with Mr. Veith’s 2012 compensation is estimated at $84,257.

(14)	Includes $162,957 of option-based awards granted to Mr. Veith in 2011, in connection with his performance in 2010, and $194,714 of previously disclosed option-based awards granted in 2010.

(15)	Mr. Kuhach received $69,452 as an expatriate uplift in 2012. The amount of income taxes payable by Ivanhoe in connection with Mr. Kuhach’s 2012 compensation is estimate at $138,036.

INCENTIVE PLAN AWARDS

To value stock options awarded to our NEOs, we used the Black-Scholes option pricing model. The actual value realized on exercises may be higher or lower depending on our common share price at the time of exercise.

Outstanding option-based awards at December 31, 2012

	Option Awards				Share-Based Awards
Name	Number Of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Total Value of Unexercised Options(1) (US$)	Number of RSUs That Have Not Vested (#)	Market Value of RSUs That Have Not Vested (US$)(2)
Carlos A. Cabrera	650,000	$0.92	Dec 16, 2018	–	–	–
Executive Chairman	200,000	$2.00	Jul 28, 2017	–
	100,000	$2.63	May 18, 2017	–
	50,000	$2.65	Apr 28, 2018	–
Gerald D. Schiefelbein	242,666	$0.98	Mar 26, 2019	–	153,695	–
SVP, Finance & Chief Financial	128,695	$2.65	May 24, 2018	–
Officer	130,000	$2.28	Oct 28, 2017	–
	200,000	$2.51	Oct 1, 2016	–
Edwin J. Veith	214,825	$0.98	Mar 26, 2019	–	133,331	–
SVP Canadian Projects	130,000	$2.28	Oct 28, 2017	–
	105,450	$2.65	May 24, 2018	–
	150,000	$2.22	Sep 17, 2014	–
Michael A. Silverman	254,095	$0.98	Mar 26, 2019	–	160,932	–
SVP Downstream Technology	150,000	$2.22	Sep 17, 2014	–
& CTO	130,000	$2.28	Oct 28, 2017	–
	134,750	$2.65	May 24, 2018	–
Joseph D. Kuhach	200,000	$0.56	Sep 25, 2019	30,153	196,785	–
SVP Upstream Technology	152,812	$0.98	Mar 26, 2019	–
& Integration	80,000	$2.22	Sep 17, 2014	–
	80,000	$2.28	Oct 28, 2017	–
	52,083	$2.65	May 24, 2018	–
David A. Dyck	62,500	$0.92	Jan 31, 2013	–	–	–
President & COO	104,228	$0.98	Jan 31, 2013	–
	100,000	$2.28	Jan 31, 2013	–
	375,000	$2.51	Jan 31, 2013	–
	119,669	$2.65	Jan 31, 2013	–

(1)
Calculated as the difference between the December 31, 2012, closing market price of the Company’s common shares and the exercise price of the options, multiplied by the number of unexercised options. The value of options with a US dollar exercise price is calculated using the NASDAQ closing price of $0.71 per common share.  The value of options with a Canadian dollar exercise price is calculated using the TSX closing price of Cdn$0.71 per common share and converted to US dollars using the December 31, 2012, Bank of Canada closing rate. Where the exercise price exceeds the market value per common share, the value is zero.

(2)
Calculated as the December 31, 2012, closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to US dollars using the December 31, 2012, Bank of Canada closing rate.

Incentive plan awards – value vested in 2012

Name	Option-Based Awards Value Vested During the Year(1) (US$)	Share-Based Awards Value Vested During the Year(2) (US$)
Carlos A. Cabrera	–	–
Gerald D. Schiefelbein	–	14,787
Edwin J. Veith	–	12,116
Michael A. Silverman	–	15,483
Joseph D. Kuhach	–	13,465
David A. Dyck	–	10,313

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

(2)
Calculated as the December 31, 2012, closing market price of the Company’s common shares multiplied by the number of vested RSUs and converted to US dollars using the December 31, 2012, Bank of Canada closing exchange rate.

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

The following table represents the value of accumulated pension assets within the Plan for Messrs. Cabrera, Kuhach, Silverman and Veith.  There were no above-market or preferential earnings provisions.

Name	Accumulated Value at January 1, 2012 ($)	Compensatory(1) ($)	Non-compensatory(2) ($)	Accumulated Value at December 31, 2012 ($)
Carlos A. Cabrera	–	11,275	11,275	22,550
Joe Kuhach	226,839	33,521	34,763	295,123
Michael A. Silverman	187,169	33,975	33,688	254,832
Edwin J. Veith	279,298	23,607	22,876	325,781

(1)	Represents employer contributions, distributions and earnings.
(2)	Represents employee contributions, distributions and earnings.

TERMINATION AND CHANGE OF CONTROL BENEFITS

The Company has written contracts of employment with Messrs. Cabrera, Schiefelbein, Silverman, Kuhach and Veith.  In the case of termination for cause or voluntary resignation, the employment contracts do not result in incremental payments, payables or benefits, and therefore have been excluded from the following discussion. Perquisites and other personal benefits totaling less than $50,000 have also been omitted.

Estimated incremental payments are based on the individual’s annual salary as at December 31, 2012.  Any amounts payable in Canadian dollars have been translated to US dollars using the December 31, 2012, Bank of Canada closing rate. Unexercised stock options were valued using the December 31, 2012, closing market price of the Company’s common shares and stock options with a Canadian dollar exercise price were converted to US dollars using the December 31, 2012, Bank of Canada closing rate. Unexercised RSUs were valued using the December 31, 2012 closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to U.S. dollars using the December 31, 2012 Bank of Canada closing rate.

Carlos A. Cabrera

Mr. Cabrera’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum, cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and generally remain exercisable for six months;

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

(c)	Mr. Cabrera is bound by a non-solicitation clause effective for twelve months after the termination of active employment; and

(d)	Mr. Cabrera is bound by a confidentiality clause that is effective for three years after the termination of active employment.

The estimated incremental payments to Mr. Cabrera in the above scenarios are (a) a lump sum of $580,000 and accelerated vesting of stock options valued at $31,957; and (b) a lump sum of $1,100,000, and accelerated vesting of stock options valued at $127,829.

Gerald D. Schiefelbein

Mr. Schiefelbein’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum, cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and to remain exercisable for twelve months (subject to earlier expiration), cause all of the unvested RSUs that would otherwise have vested during the succeeding twelve months to vest immediately and deliver those RSUs that have, or are deemed to have, vested to Mr. Schiefelbein;

(b)
in the case of: i) termination of the employment contract by the Company, other than in the case of termination for just cause or disability; or ii) resignation for just cause, in either case, within twelve months of a change of control, the Company must pay twelve months wages in a lump sum, cause all of the vested stock options to remain exercisable for twelve months (subject to earlier expiration) and cause all RSUs, vested or unvested on the date of termination, to be deemed vested and deliverable to Mr. Schiefelbein.  If the termination referred to in i) occurs forthwith following a change of control, all of the unvested stock options held by Mr. Schiefelbein shall vest immediately and remain exercisable for twelve months (subject to earlier expiration);

(c)
on the occurrence of (a) or (b), if the criteria for earning a milestone bonus under his employment arrangements are satisfied (whether prior to the date of termination or subsequent to the date of termination but prior to the date by which such criteria were to be met), Mr. Schiefelbein shall be entitled to such milestone bonus effective as of the date that the applicable milestones are reached;

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

The estimated incremental payments to Mr. Schiefelbein in the above scenarios are: (a) a lump sum of $293,904, the accelerated vesting and delivery of 153,695 RSUs, valued at $109,680 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $293,904, the accelerated vesting and delivery of 153,695  RSUs, valued at $109,680 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil.  In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Schiefelbein would be entitled to a milestone bonus of up to a maximum of $161,647.

Michael A. Silverman

Mr. Silverman’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum, cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and to remain exercisable for twelve months (subject to earlier expiration), cause all of the unvested RSUs that would otherwise have vested during the succeeding twelve months to vest immediately and deliver those RSUs that have, or are deemed to have, vested to Mr. Silverman;

(b)
in the case of: i) termination of the employment contract by the Company, other than in the case of termination for just cause or disability; or ii) resignation for just cause, in either case, within twelve months of a change of control, the Company must pay twelve months wages in a lump sum, cause all of the vested stock options to remain exercisable for twelve months (subject to earlier expiration) and cause all RSUs, vested or unvested on the date of termination, to be deemed vested and deliverable to Mr. Silverman.  If the termination referred to in i) occurs forthwith following a change of control, all of the unvested stock options held by Mr. Silverman shall vest immediately and remain exercisable for twelve months (subject to earlier expiration);

(c)
on the occurrence of (a) or (b), if the criteria for earning a milestone bonus set out in his employment agreement are satisfied (whether prior to the date of termination or subsequent to the date of termination but prior to the date by which such criteria were to be met), Mr. Silverman shall be entitled to such milestone bonus effective as of the date that the applicable milestones are reached;

(d)
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

The estimated incremental payments to Mr. Silverman in the above scenarios are: (a) a lump sum of $305,400, the accelerated vesting and delivery of 160,932 RSUs, valued at $114,844 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $305,400, the accelerated vesting and delivery of 160,932  RSUs, valued at $114,844 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil.  In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Silverman would be entitled to a milestone bonus of up to a maximum of $167,970.

Joseph Kuhach

Mr. Kuhach’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum; cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and to remain exercisable for twelve months (subject to earlier expiration), cause all of the unvested RSUs that would otherwise have vested during the succeeding twelve months to vest immediately and deliver those RSUs that have, or are deemed to have, vested to Mr. Kuhach;

(b)
in the case of: i) termination of the employment contract by the Company, other than in the case of termination for just cause or disability; or ii) resignation for just cause, in either case, within twelve months of a change of control, the Company must pay twelve months wages in a lump sum, cause all of the vested stock options to remain exercisable for twelve months (subject to earlier expiration) and cause all RSUs, vested or unvested on the date of termination, to be deemed vested and deliverable to Mr. Kuhach.  If the termination referred to in i) occurs forthwith following a change of control, all of the unvested stock options held by Mr. Kuhach shall vest immediately and remain exercisable for twelve months (subject to earlier expiration);

(c)
on the occurrence of (a) or (b), if the criteria for earning a milestone bonus set out in his employment agreement are satisfied (whether prior to the date of termination or subsequent to the date of termination but prior to the date by which such criteria were to be met), Mr. Kuhach shall be entitled to such milestone bonus effective as of the date that the applicable milestones are reached;

(d)
Mr. Kuhach is bound by a non-competition clause effective until the later of twelve months after the termination of active employment or the date he no longer receives compensation of any kind under the employment contract;

(e)	Mr. Kuhach is bound by a non-solicitation clause effective for twelve months after the termination of active employment; and

(f)	Mr. Kuhach is bound by a confidentiality clause that is effective for three years after the termination of active employment.

The estimated incremental payments to Mr. Kuhach in the above scenarios are: (a) a lump sum of $300,000, the accelerated vesting and delivery of 196,785 RSUs, valued at $140,430 and accelerated vesting of stock options valued at $30,153; and (b) a lump sum of $300,000, the accelerated vesting and delivery of 196,785  RSUs, valued at

$140,430 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $30,153.  In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Kuhach would be entitled to a milestone bonus of up to a maximum of $165,000.

Edwin Veith

Mr. Veith’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum, cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and to remain exercisable for twelve months (subject to earlier expiration), cause all of the unvested RSUs that would otherwise have vested during the succeeding twelve months to vest immediately and deliver those RSUs that have, or are deemed to have, vested to Mr. Veith;

(b)
in the case of: i) termination of the employment contract by the Company, other than in the case of termination for just cause or disability; or ii) resignation for just cause, in either case, within twelve months of a change of control, the Company must pay twelve months wages in a lump sum, cause all of the vested stock options to remain exercisable for twelve months (subject to earlier expiration) and cause all RSUs, vested or unvested on the date of termination, to be deemed vested and deliverable to Mr. Veith.  If the termination referred to in i) occurs forthwith following a change of control, all of the unvested stock options held by Mr. Veith shall vest immediately and remain exercisable for twelve months (subject to earlier expiration); and

(c)
on the occurrence of (a) or (b), if the criteria for earning a milestone bonus set out in his employment agreement are satisfied (whether prior to the date of termination or subsequent to the date of termination but prior to the date by which such criteria were to be met), Mr. Veith shall be entitled to such milestone bonus effective as of the date that the applicable milestones are reached.

The estimated incremental payments to Mr. Veith in the above scenarios are: (a) a lump sum of $285,984, the accelerated vesting and delivery of 133,331 RSUs, valued at $95,148 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $285,984, the accelerated vesting and delivery of 133,331 RSUs, valued at $95,148 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil. In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Veith would be entitled to a milestone bonus of up to a maximum of $157,291.

RSU Plan

If a NEO is terminated without cause within six months of a change of control, all of his unvested RSUs shall vest on the earlier of the original vesting date or upon termination.

Name	Value of RSUs Upon Change of Control ($)(1)
Carlos A. Cabrera	–
Gerald D. Schiefelbein	109,680
Edwin J. Veith	95,148
Michael A. Silverman	114,844
Joseph D. Kuhach	140,430
David A. Dyck	–

(1)
Calculated as the December 31, 2012, closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to US dollars using the December 31, 2012, Bank of Canada closing exchange rate.

DIRECTOR COMPENSATION

Each non-management director other than Mr. Abboud, the Independent Lead Director, receives $40,000 per annum for acting as a director of the Company.  Mr. Abboud, Independent Lead Director, receives $80,000 per annum.

Until May 2012, the fees for acting as chair of board committees were $5,000 per annum for each position other than the Audit Committee chair who received $10,000 per annum. In May 2012, to bring such fees more in line with industry standards, the annual fees for acting as committee chairs were increased to $10,000 per annum other than the audited committee chair whose annual fee was increased to $15,000 per annum.

NON-MANAGEMENT DIRECTOR COMPENSATION TABLE

The following compensation was earned by non-management directors in 2012.

Name	Fees Earned ($)	Option-Based Awards(1) (US$)	Total ($)
A. Robert Abboud	98,000	25,788	123,788
Howard R. Balloch	64,930	25,788	90,718
Brian F. Downey	73,333	25,788	99,121
Robert G. Graham	48,000	25,788	73,788
Peter G. Meredith	48,000	25,788	73,788
Alexander A. Molyneux	46,000	25,788	71,788
Robert A. Pirraglia	64,736	25,788	90,524

(1)
Estimated fair value of stock options on date of grant calculated using the Black-Scholes option pricing model. Key assumptions are outlined in Note 17.1 to the Financial Statements. The value of stock options with a Canadian dollar exercise price was converted to US dollars using the Bank of Canada exchange rate on date of grant.

Outstanding option-based awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Total Value of Unexercised in-the-Money Options(1) (US$)
A. Robert Abboud	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	US $2.69	May 29, 2013	–
Howard R. Balloch	50,000	Cdn$0.86	May 14, 2019	–
	100,000	Cdn$0.92	Dec 16, 2018	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	Cdn$1.51	Apr 29, 2016	–
	50,000	Cdn$2.66	May 29, 2013	–
Brian F. Downey	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	Cdn$1.51	Apr 29, 2016	–
Robert G. Graham	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	Cdn$1.51	Apr 29, 2016	–
	50,000	Cdn$2.66	May 29, 2013	–
Peter G. Meredith	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	Cdn$1.51	Apr 29, 2016	–
	50,000	Cdn$2.66	May 29, 2013	–
	100,000	Cdn$1.68	Mar 11, 2013	–
Alexander A. Molyneux	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	100,000	Cdn$2.63	May 18, 2017	–
	80,000	Cdn$2.22	Sep 17, 2014	–
Robert A. Pirraglia	50,000	Cdn$0.86	May 14, 2019	–
	50,000	Cdn$2.65	Apr 28, 2018	–
	50,000	Cdn$3.26	Apr 29, 2017	–
	50,000	Cdn$1.51	Apr 29, 2016	–
	50,000	US $2.69	May 29, 2013	–

(1)
Calculated as the difference between the December 31, 2012, closing market price of the Company’s common shares and the exercise price of the options, multiplied by the number of unexercised options. The value of options with a US dollar exercise price is calculated using the NASDAQ closing price of $0.71 per common share.  The value of options with a Canadian dollar exercise price is calculated using the TSX closing price of Cdn$0.71 per common share and converted to US dollars using the December 31, 2012, Bank of Canada closing rate. Where the exercise price exceeds the market value per common share, the value is zero.

Incentive plan awards – value vested in 2012

Name	Option-Based Awards Value Vested During the Year(1) (US$)
A. Robert Abboud	–
Howard R. Balloch	–
Brian F. Downey	–
Robert G. Graham	–
Peter G. Meredith	–
Alexander A. Molyneux	–
Robert A. Pirraglia	–

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ivanhoe’s common shares are its only class of voting securities. The following table shows each person or group who beneficially owns (pursuant to SEC Regulations) more than 5% of our voting securities as at March 7, 2013. With the exception of Mr. Friedland, the information below is based solely on filings under Regulation 13D under the Exchange Act.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class
Robert M. Friedland 150 Beach Road #25-03 The Gateway West Singapore 189720	60,397,558(2)	17.40
Manulife Asset Management (US) LLC 101 Huntington Avenue Boston, Massachusetts USA 02199	40,052,273	11.63
TD Asset Management Inc. Canada Trust Tower, BCE Place 161 Bay Street, 35th Floor Toronto, Ontario, M5J 2T2	22,259,888	6.46
Caisse de dépôt et placement du Québec 1000 place Jean-Paul-Riopelle Montreal, Quebec, H2Z 2B3	19,442,822	5.64

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

(2)
Includes 57,397,120 issued common shares held indirectly through Newstar Securities SRL (“Newstar”), Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland. Also includes 500,000 unissued common shares issuable upon the exercise of stock options, 2,083,333 unissued common shares issuable upon the exercise of convertible debentures held indirectly through Newstar and 417,105 common shares held directly by Mr. Friedland.

Security Ownership of Management

The following table sets forth the beneficial ownership, pursuant to SEC Regulations, as at March 7, 2013, of our common shares by each of our directors, our executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount And Nature of Beneficial Ownership(1) (a)	Percentage of Class (b)	Incentive Stock Options Included in (a)(c)
A. Robert Abboud	959,028	0.28	150,000
Robert M. Friedland (2)	60,397,558	17.40	500,000
Howard R. Balloch	319,642	0.09	225,000
Carlos A. Cabrera	845,833	0.25	512,500
Brian F. Downey	304,468	0.09	150,000
Robert G. Graham	4,546,726	1.32	200,000
Peter G. Meredith	367,261	0.11	300,000
Alexander A. Molyneux	243,761	0.07	214,000
Robert A. Pirraglia	515,929	0.15	200,000
Gerald D. Schiefelbein	307,840	0.09	307,840
Patrick Chua	333,239	0.10	278,921
Gerald Moench	404,663	0.12	314,512
Greg G. Phaneuf (3)	212,121	0.06	160,357
Michael A. Silverman	305,470	0.09	282,211
Edwin J. Veith	333,195	0.10	265,069
Joseph Kuhach	192,813	0.06	155,224
Marlene Duff (4)	217,679	0.06	171,134
Santiago Pàstor Morris	172,405	0.05	172,405
All directors and executive officers as a group (18 persons)	70,979,631	20.49	4,559,173

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

(2)
Includes 57,397,120 issued common shares held indirectly through Newstar Securities SRL (“Newstar”), Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland. Also includes 500,000 unissued common shares issuable upon the exercise of stock options, 2,083,333 unissued common shares issuable upon the exercise of convertible debentures held indirectly through Newstar and 417,105 common shares held directly by Mr. Friedland.

(3)	Includes 33,198 common shares underlying restricted share units that will vest within 60 days.

(4)	Includes 37,794 common shares underlying restricted share units that will vest within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

All of the incentive stock options and equity compensation awards the Company granted in 2012 were made under the Company’s Equity Incentive Plan and Restricted Share Unit (“RSU”) Plan. The Equity Incentive Plan and the RSU Plan are the only equity compensation plans the Company has in effect and are intended to further align the interests of the Company’s directors and management with the Company’s long term performance and the long term interests of the Company’s shareholders. The Company’s shareholders have, to date, approved the Equity Incentive Plan and all amendments thereto in accordance with the rules and policies of the Toronto Stock Exchange (“TSX”). The RSU Plan, which does not require shareholder approval under the rules and policies of the TSX, does not involve any issue of common shares from the Company’s treasury. Upon vesting, RSUs may be settled in cash or common shares of the Company purchased on the open market by an RSU Plan trustee. The following information is as at December 31, 2012:

Plan category	Number of Securities to be Issued/Delivered Upon Exercise of Outstanding Options/Vesting of RSUs	Weighted-Average Price(2) of Outstanding Awards (Cdn$)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Incentive Plan - approved by Security holders	14,855,163	1.89	7,296,245
Equity Incentive Plan - not approved by Security holders(1)	20,000	2.15	–
Total Equity Incentive Plan	14,875,163	1.89	7,296,245

RSU Plan	2,628,852	0.72	–

(1)	20,000 stock options were granted as employment inducements and therefore were not granted under the Company’s stock option plan.

(2)	The weighted average price shown is the weighted average exercise price for outstanding stock options and the weighted average fair value for outstanding RSUs.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED TRANSACTIONS

Ivanhoe is party to cost sharing agreements with other companies, some of which are wholly or partially owned by Mr. Friedland. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. The Company also shares the costs of employing administrative and non-executive management personnel at these offices. In 2012, our share of these costs was $1.5 million. In 2008, we agreed, as part of our cost sharing arrangements and in connection with Mr. Friedland’s position as Founder and Executive Co-Chairman, to share the costs of operating an aircraft owned by a private company of which Mr. Friedland is the sole shareholder. Ivanhoe paid $1.2 million towards aircraft operating costs in 2012. A director of the Company, Dr. Robert Graham, was engaged to provide services through his private consulting company. In 2012, the Company paid $44,000 to his firm.

Ivanhoe entered into a $10.0 million unsecured loan agreement on December 30, 2011 with Ivanhoe Capital Finance Ltd.  (“ICFL”), a company wholly owned by Mr. Friedland. The funds were advanced to the Company on January 3, 2012. Interest on the loan is 13.33% per annum, calculated monthly and due upon maturity. On March 14, 2012, the ICFL loan agreement was amended to provide that at ICFL’s option, the outstanding amount of the loan may be converted into common shares of the Company at Cdn$0.96 per share. The loan was repaid on December 31, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In considering the nature of the services provided by Deloitte LLP (“Deloitte”), the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and our management to determine that they were permitted in accordance with the rules and regulations concerning auditor independence under the Rules of Professional Conduct of the Institute of Chartered Accountants of Alberta, the rules and standards of the Public Company Accounting Oversight Board and the securities laws and regulations administered by the SEC. In accordance with our policy, all of the services outlined below were pre-approved by our Audit Committee.

(US$000s)	2012	2011	2010
Audit fees	576	599	535
Audit related fees	71	92	89
Tax fees	62	141	217
All other fees	23	104	236
	732	936	1,077

Audit fees include services related to the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Fees were also incurred for the audit of internal controls related to requirements under the United States Sarbanes-Oxley Act of 2002 and similar Canadian regulatory compliance.

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

Other fees relate to services provided in connection with debt and equity issuance. Both 2011 and 2010 include fees related to services provided in support for the Company’s transition to IFRS on January 1, 2011. Other fees also include a subscription to an accounting research tool and human capital salary information.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We refer you to the Financial Statements and Supplementary Data in Item 8 of this Annual Report where these documents are listed. The following exhibits are filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/ Period End Date	Exhibit Number (if different)
10.1	Loan Agreement between Ivanhoe Energy Inc. and Ivanhoe Capital Finance Ltd.	8-K	March 20, 2012	10.1

10.2	Loan Agreement between Ivanhoe Energy Inc and Ivanhoe Capital Finance Ltd amendment	8-K	March 20, 2012	10.2

10.3	Credit and Guaranty Agreement between Ivanhoe Energy Inc and UBS Securities LLC	8-K	March 20, 2012	10.3

10.4	Agreement for the Sale and Purchase of Interests in Respect of Zitong Block, Sichuan Basin, People’s Republic of China	8-K	October 18, 2012	10.1

10.5	Share Purchase and Sale Agreement between Sunwing Energy Ltd and MIE Holdings Corporation	8-K	November 26, 2012	2.1

10.6	Selected unaudited financial information of Pan-China Resources Ltd	8-K	November 26, 2012	99.1

10.7	Ivanhoe Energy Inc unaudited pro-forma condensed consolidated financial statements	8-K	December 18, 2012	99.1

10.8	Ivanhoe Energy Inc unaudited pro-forma condensed consolidated financial statements	8-K	December 28, 2012	99.1

21.1	Subsidiaries of Ivanhoe Energy Inc.

23.1	Consent of GLJ Petroleum Consultants Ltd., Petroleum Engineers

23.2	Consent of Deloitte LLP

31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	GLJ Petroleum Consultants Ltd., Report on Reserves Data by Independent Qualified Reserves Evaluator or Auditor as of December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

By:	/s/ Carlos A. Cabrera
Carlos A. Cabrera
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

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