Form 10-K/A
period 2011-12-31
IVANHOE ENERGY INC
filed 2013-03-27
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2011 of Ivanhoe Energy, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 15, 2012 (the “Form 10-K”). This Form 10-K/A is being filed (1) to provide additional disclosure in respect of the Company’s relationship with one key customer,  conversion of proved undeveloped reserves to proved developed reserves in the five year period since their initial disclosure as proved undeveloped reserves, drilling activity, summary results of operations and financial position for the years ended December 31, 2007, 2008 and 2009, respectively, and general and administrative expenses, (2) to amend the Company’s disclosure of its proved and probable reserves in compliance with Disclosure by Registrant’s Engaged in Oil and Gas Producing Activities as required by Regulation S-K, (3) to file revised reserve engineer reports for the year ended December 31, 2011 (which revised reports do not contain any revisions to total proved reserves) and (4) to correct certain typographical errors.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K for the year ended December 31, 2011 and does not purport to reflect any information or events subsequent to the filing thereof.

ABBREVIATIONS

As generally used in the oil and gas industry and in this Annual Report on Form 10-K/A (“Annual Report”), the following terms have the following meanings:

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

In 2011, quotas restricted production to 80,000 gross tonnes or 1,600 bbls/d gross. Actual production in 2011 averaged 967 bbls/d net. The production quota in 2012 remains set at 80,000 gross tonnes. The Company's production was sold entirely to CNPC. If CNPC chose not to purchase the Company's production, the Company would be materially adversely affected. The Company believes that it is unlikely that CNPC would choose not to purchase our production.

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

The following table presents estimated proved, probable and possible oil reserves as of December 31, 2011:

Summary of Oil and Gas Reserves Using Average 2011 Prices

	Oil			Bitumen
	China			Canada	Total
(mbbl)	Dagang	Other	Total China	Tamarack	Consolidated
Proved
Developed	1,160	75	1,235	–	1,235
Undeveloped	400	–	400	–	400
Total proved	1,560	75	1,635	–	1,635
Probable
Developed	356	–	356	–	356
Undeveloped	425	–	425	138,987	139,412
Possible
Developed	–	–	–	–	–
Undeveloped	–	–	–	32,864	32,864

China

Proved Reserves

Net proved reserves at December 31, 2011 were 1,635 mbbls.  Production during the year was offset by in-field performance improvements from continued water injections and our ongoing hydraulic fracture stimulation program in the Dagang field.  Four wells were drilled in 2011, and, in combination with geological review and reservoir mapping, supported additional future drilling locations.

In 2011, 153 mbbls were transferred from proved undeveloped to the proved developed category as a result of $3.4 million in capital spending related to drilling and completion activities in 2011. The transfer of reserves from proved undeveloped to the proved category was immaterial in 2010. The Company does not have any proved undeveloped reserves that have remained unconverted to proved developed reserves for longer than five years or more since their initial disclosure as proved reserves and all proved undeveloped reserves as of December 31, 2011 are expected to be converted to proved developed reserves within five years of their initial disclosure as proved developed reserves.

However, timing and pace of oil field developments is inherently uncertain. Unexpected geologic conditions; equipment failures; equipment delivery delays; accidents; adverse weather; government and joint venture partner approval delays; construction or start-up delays; economic conditions; and other associated risks may result in project delays. There can be no assurance that the development of any of our undeveloped reserves will occur as currently scheduled or at all.

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

Drilling Activity

	Net Exploratory			Net Development			Total
(net wells)(1)	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Wells Drilled
Asia
2011(2)	–	1.0	1.0	2.5	–	2.5	3.5

(1)	Net wells are the sum of fractional working interests owned in gross wells.

(2)	At December 31, 2010, we were actively drilling Zitong-1 and Yixin-2 wells in our Zitong project and one well in our Dagang field. No wells were completed in 2010.

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

($000s, except per share amounts)	2011	2010
Results of Operations
Revenues	37,979	21,928
Net loss	(25,276)	(26,582)
Net loss per share – basic and diluted	(0.07)	(0.08)

Financial Position
Total assets	413,710	394,418
Long term debt	61,892	–
Long term derivative instruments	1,617	–
Long term provisions	1,919	3,008

US GAAP INFORMATION FOR PRIOR YEARS

($000s, except per share amounts)	2009	2008	2007
Results of Operations
Revenues	17,152	55,335	27,281
Net loss from continuing operations	(32,679)	(47,911)	(23,080)
Net loss from continuing operations per share – basic and diluted	(0.12)	(0.19)	(0.10)

Financial Position
Total assets	262,717	292,847	251,627
Long term debt	38,005	40,392	10,412
Long term provisions	2,095	3,828	2,639

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

General and Administrative

G&A expenses mainly consist of staff, office and legal and other contract service costs. G&A expenses incurred in 2011 were $5.6 million higher in comparison to 2010.  Staff costs rose $4.5 million as a result of the Company’s growing commitments to its projects around the world including updating its employee compensation program in 2011 which increased the estimated payment for the short term incentive compensation over the prior year.  Professional fees increased as incremental legal costs of $1.4 million were incurred in connection with the proceedings described in Part I, Item 3 of this Form 10-K/A and $0.4 million of additional contract engineering costs related to Ivanhoe’s HTL™ technology were incurred to investigate new applications.  G&A in 2011 also includes $0.3 million of financing and filing fees associated with the Cdn$73.3 million convertible unsecured subordinated debentures (“Convertible Debentures”) issued in the second quarter of 2011. Rising costs in 2011 were offset by lower charitable contributions; in 2010, the Company committed to a $1.0 million donation to flood victims in Ecuador.

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

Reserves presented in this section represent the Company’s share of reserves, excluding royalty interests of others. The reserves were based on the estimates by the independent petroleum engineering firm of GLJ Petroleum Consultants Ltd. The changes in the Company’s net proved oil reserves in China for the three-year period ended December 31, 2011, were as follows:

(mbbls)	Developed	Undeveloped	Total(1)
Net proved reserves, December 31, 2008	863	169	1,032
Revisions of previous estimates	489	46	535 (2)
Production	(466)	-	(466)
Net proved reserves, December 31, 2009	886	215	1,101
Revisions of previous estimates	667	258	925 (3)
Production	(288)	-	(288)
Net proved reserves, December 31, 2010	1,265	473	1,738
Revisions of previous estimates	271	(171)	100
Extensions and discoveries	52	98	150
Production	(353)	-	(353)
Net proved reserves, December 31, 2011	1,235	400	1,635

(1)	None of the Company’s proved oil reserves are related to bitumen.

(2)	The oil reserve revision is due to improved production and fracture performance of the Dagang property in relation to what was estimated in the 2008 reserve report.

(3)	The reserve revision in 2010 is mainly related to lower estimated decline rates on the Dagang property based on production to date.

Net proved producing reserves in China as at December 31, were as follows:

(mbbls)
2009	885
2010	1,265
2011	1,235

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We refer you to the Financial Statements and Supplementary Data in Item 8 of this Annual Report where these documents are listed. The following exhibits are filed as part of this Annual Report:

		Incorporated by Reference

Exhibit Number	Description of Document	Form	Filing Date/ Period End Date	Exhibit Number (if different)
3.1	Articles of Ivanhoe Energy Inc. as amended to May 3, 2007	10-K	March 17, 2008	–

3.2	Bylaws of Ivanhoe Energy Inc. as amended May 15, 2001 and further amended March 8, 2007	10-K	March 17, 2008	–

4.1	Debenture Indenture dated June 9, 211 between Ivanhoe Energy Inc. and BNY Trust Company of Canada	10-Q	August 9, 2011	4.1

10.1	Petroleum Contract for Kongnan Block, Dagang Oilfield of the People’s Republic of China dated September 8, 1997 between China National Petroleum Corporation and Pan-China Resources Ltd., as amended June 11, 1999	20-F	February 28, 2000	3.15

10.2	Petroleum Contract dated September 19, 2002 between China National Petroleum Corporation and Pan-China Resources Ltd. for Zitong Block, Sichuan Basin of the People’s Republic of China	10-K	March 20, 2003	10.12

10.3	Amended and Restated License Agreement dated December 8, 1997 between Ensyn Technologies Inc. and Ensyn Group, Inc. and as amended on February 12, 1999	10-K	March 15, 2006	10.12

10.4	Indemnification Agreements entered into during the first quarter of 2008 between Ivanhoe Energy Inc. and its executive officers and directors	10-K	March 17, 2008	10.16

10.5	Employment Agreement, dated May 2, 2007 between Ivanhoe Energy Inc. and Michael Silverman	10-K	March 17, 2008	10.17

10.6	Asset Transfer Agreement dated July 11, 2008 between Ivanhoe Energy Inc. and Talisman Energy Canada	10-Q	August 11, 2008	10.1

10.7	Back-In Agreement dated July 11, 2008 between Ivanhoe Energy Inc. and Talisman Energy Canada	10-Q	August 11, 2008	10.2

10.8	Fixed and Floating Charge Debenture of Ivanhoe Energy Inc. in favour of Talisman Energy Canada dated July 11, 2008 in the principal sum of Cdn$67.5 million	10-Q	November 10, 2008	10.3

10.9	Pledge Agreement dated July 11, 2008 between Ivanhoe Energy Inc. and Talisman Energy Canada	10-Q	November 10, 2008	10.4

10.10	English translation of Specific Services Contract dated October 8, 2008 between Ivanhoe Energy Ecuador Inc., Empresa Estatal de Petroleos del Ecuador, Petroecuador and Empresa Estatal de Exploracion y Produccion de Petroleos del Ecuador, Petroproduccion	10-K	March 16, 2009	10.24

10.11	English translation of Contract Modification to the Specific Services Contract dated February 13, 2009 between Ivanhoe Energy Ecuador Inc., Empresa Estatal de Petroleos del Ecuador, Petroecuador and Empresa Estatal de Exploracion y Produccion de Petroleos del Ecuador, Petroproduccion	10-K	March 16, 2009	10.25

10.12	Employment Agreement dated October 1, 2009 between Ivanhoe Energy Inc. and Gerald D. Schiefelbein	8-K	November 17, 2009	10.1

10.13	Employment Agreement dated October 1, 2009 between Ivanhoe Energy Inc. and David A. Dyck	10-K	March 16, 2010	10.20

		Incorporated by Reference

Exhibit Number	Description of Document	Form	Filing Date/ Period End Date	Exhibit Number (if different)
10.14	Indemnification Agreement dated May 18, 2010 between Ivanhoe Energy Inc. and Carlos A. Cabrera	10-K	March 16, 2011	10.20

10.15	Indemnification Agreement dated May 18, 2010 between Ivanhoe Energy Inc. and Alexander A. Molyneux	10-K	March 16, 2011	10.21

10.16	Amended and Restated Employees’ and Directors’ Equity Incentive Plan dated April 28, 2010	10-K	March 15, 2012	10.16

10.17	Warrant Indenture Amendment Agreement dated January 26, 2011, among Ivanhoe Energy Inc. and TD Securities Inc., Macquarie Capital Markets Canada Ltd., RBC Dominion Securities Inc., UBS Securities Canada Inc., CIBC World Markets Inc. and Byron Capital Markets Ltd.	10-Q	May 10, 2011	10.1

10.18	Warrant Indenture Amendment Agreement dated January 26, 2011, among Ivanhoe Energy Inc. and TD Securities Inc., Macquarie Capital Markets Canada Ltd., RBC Dominion Securities Inc., UBS Securities Canada Inc., CIBC World Markets Inc. and Byron Capital Markets Ltd.	10-Q	May 10, 2011	10.2

10.19	Underwriting Agreement, dated May 18, 2011, among Ivanhoe Energy Inc. and TD Securities Inc., Macquarie Capital Markets Canada Ltd., RBC Dominion Securities Inc., UBS Securities Canada Inc., CIBC World Markets Inc. and Byron Capital Markets Ltd.	10-Q	August 9, 2011	1.1

10.20	Debenture Indenture dated June 9, 2011 between Ivanhoe Energy Inc. and BNY Trust Company of Canada	10-Q	August 9, 2011	4.1

10.21	Restricted Share Unit Plan	10-Q	August 9, 2011	10.1

10.22	Employment Agreement dated December 12, 2011 between Ivanhoe Energy Inc. and Carlos A. Cabrera	8-K	December 16, 2011	10.1

10.23	Supplementary Agreement dated December 30, 2011, for the Petroleum Contract for Zitong Block, Sichuan Oilfield of the People’s Republic of China, with China National Petroleum Corporation and Mitsubishi Gas Chemical Company, Inc.	10-K	March 15, 2012	10.23

10.24	Memorandum of Understanding dated January 12, 2012 with Shell China Exploration and Production Company Limited	10-K	March 15, 2012	10.24

21.1	Subsidiaries of Ivanhoe Energy Inc.	10-K	March 15, 2012	21.1

23.1	Consent of GLJ Petroleum Consultants Ltd., Petroleum Engineers

23.2	Consent of Deloitte LLP

31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	GLJ Petroleum Consultants Ltd., Report on Reserves Data by Independent Qualified Reserves Evaluator or Auditor as of December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2013.

IVANHOE ENERGY INC.

By: /s/ Carlos A. Cabrera
Carlos A. Cabrera
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2013.

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