Form 10-Q
period 2013-03-31
IVANHOE ENERGY INC
filed 2013-05-09
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As at April 30, 2013, Ivanhoe Energy Inc. had 114,824,253 common shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		March 31,	December 31,
(US$000s)	Note	2013	2012
Assets
Current Assets
Cash and cash equivalents		61,980	62,819
Restricted cash		500	20,500
Accounts receivable		13,215	14,848
Note receivable		222	230
Prepaid and other		753	1,593

		76,670	99,990
Intangible assets	4	293,629	285,311
Property, plant and equipment		10,240	10,205
Long term receivables		6,717	6,551

		387,256	402,057

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		16,424	14,436
Income taxes		—	1,720

		16,424	16,156
Long term debt		64,400	65,214
Long term derivative instruments		88	181
Long term provisions		3,145	3,157
Deferred income taxes		13,468	14,351

		97,525	99,059

Shareholders’ Equity
Share capital		586,358	586,108
Contributed surplus		30,288	29,759
Accumulated deficit		(326,915)	(312,869)

		289,731	302,998

		387,256	402,057

Nature of operations	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended March 31,
(US$000s, except share and per share amounts)	Note	2013	2012
Interest income		17	5

Expenses and other
Operating		793	1,335
General and administrative		12,706	8,310
Depreciation		247	261
Foreign currency exchange loss (gain)		(1,338)	957
Derivative instruments gain		(90)	(287)
Finance		518	116
Loss on debt repayment		—	309

		12,836	11,001

Loss before income taxes		(12,819)	(10,996)

Recovery of (provision for) income taxes
Current		(41)	—
Deferred		885	140

		844	140

Net loss and total comprehensive loss from continuing operations		(11,975)	(10,856)
Net income (loss) and total comprehensive income (loss) from discontinued operations	3	(2,071)	194

Net loss and comprehensive loss		(14,046)	(10,662)

Net loss per common share, basic and diluted
From continuing operations		(0.03)	(0.03)
From discontinued operations		(0.01)	—

		(0.04)	(0.03)

Weighted average number of common shares
Basic and diluted (000s)		344,280	344,139

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2012		344,139	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		—	—	—	(10,662)	(10,662)
Share-based compensation expense	5	—	—	1,154	—	1,154

Balance March 31, 2012		344,139	586,108	27,678	(309,157)	304,629

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2013		344,139	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		—	—	—	(14,046)	(14,046)
Funding of equity-settled share-based awards		—	—	(132)	—	(132)
Share-based compensation expense	5	333	250	661	—	911

Balance March 31, 2013		344,472	586,358	30,288	(326,915)	289,731

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended March 31,
(US$000s)	Note	2013	2012
Operating Activities
Net loss		(14,046)	(10,662)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation		247	1,836
Share-based compensation expense		1,186	1,236
Unrealized foreign currency exchange (gain) loss		(1,331)	1,049
Unrealized derivative instruments gain		(90)	(470)
Current income tax expense		41	348
Deferred income tax (recovery) expense		(885)	336
Finance expense		518	116
Loss on debt repayment		—	309
Other		—	1
Current income tax paid		(1,761)	(483)
Share-based payments		(188)	(56)
Changes in non-cash working capital items	8	(2,277)	(452)

Net cash used in operating activities		(18,586)	(6,892)

Investing Activities
Intangible expenditures		(7,311)	(8,541)
Property, plant and equipment expenditures		(222)	(384)
Restricted cash		20,000	—
Long term receivables		(167)	(374)
Changes in non-cash working capital items	8	5,494	4,135

Net cash provided by (used in) investing activities		17,794	(5,164)

Financing Activities
Debt proceeds, net of transaction costs		—	37,282
Changes in non-cash working capital items	8	(5)	—

Net cash (used in) provided by financing activities		(5)	37,282

Foreign exchange (loss) gain on cash and cash equivalents held in a foreign currency		(42)	144

(Decrease) increase in cash and cash equivalents, for the period		(839)	25,370
Cash and cash equivalents, beginning of period		62,819	16,890

Cash and cash equivalents, end of period		61,980	42,260

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

The March 31, 2013 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

The March 31, 2013 Financial Statements were approved by the Board of Directors and authorized for issue on April 23, 2013.

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

The Financial Statements are condensed as they do not include all of the information required for full annual financial statements, and they should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2012 prepared in accordance with IFRS issued by the IASB. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s annual IFRS consolidated financial statements for the year ended December 31, 2012 except as discussed below.

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value.

2.3 Changes in Accounting Policy and Disclosures

i. IFRS 10 Consolidated Financial Statements (“IFRS 10”)

IFRS 10 was issued in May 2011 and sets a single basis for consolidation, that being control of an entity. IFRS 10 replaces portions of IAS 27, “Consolidated and Separate Financial Statements” and Standing Interpretations Committee 12, “Special Purpose Entities” that provide a single model on how entities should prepare consolidated financial statements. This standard was effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. There were no changes to the consolidated financial statements as a result of the adoption of this standard.

ii. IFRS 11 Joint Arrangements (“IFRS 11”)

IFRS 11, issued in May 2011, establishes principles for financial reporting by entities involved in a joint arrangement and distinguishes between joint operations and joint ventures. IFRS 11 supersedes the current IAS 31, “Interests in Joint Ventures” and Standing Interpretations Committee 13, “Jointly Controlled Entities-Non Monetary Contributions by Venturers”. This standard was effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. There were no changes to the consolidated financial statements as a result of the adoption of this standard.

iii. IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”)

IFRS 12, issued in May 2011, establishes a single set of disclosure objectives, and requires minimum disclosures designed to meet those objectives, regarding interests in subsidiaries, joint arrangements, associates or unconsolidated structured entities. IFRS 12 is intended to combine the disclosure requirements on interests in other entities currently located throughout different standards. This standard was effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. There were no changes to the consolidated financial statements as a result of the adoption of this standard.

iv. IFRS 13 Fair Value Measurements (“IFRS 13”)

IFRS 13, issued in May 2011, defines fair value, sets out a single IFRS framework for measuring fair value and requires disclosures about fair value measurements. IFRS 13 applies to IFRS that require or permit fair value measurements or related disclosures, except in specified circumstances. This standard was effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. There were no changes to the consolidated financial statements as a result of the adoption of this standard.

v. IAS 28 Investments in Associates and Joint Ventures (“IAS 28”)

IAS 28 was amended in 2011 and prescribes the accounting for investments in associates and sets out the requirements for the application of the equity method when accounting for investments in associates and joint ventures. This standard was effective for reporting periods on or after January 1, 2013, with earlier adoption permitted. There were no changes to the consolidated financial statements as a result of the adoption of this standard.

2.4 Standards and Interpretations Issued But Not Yet Adopted

The Company has reviewed new and revised accounting pronouncements listed below that have been issued, but are not yet effective. There are no other standards or interpretations currently issued, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

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

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended March 31,
	2013	2012
Revenue	—	7,909
Expenses and other	—	6,891

Net income before tax and before disposal	—	1,018
Income taxes	—	824

Net income after tax and before disposal	—	194

Pre-tax loss on disposal	(2,071)	—
Tax on disposal	—	—

After-tax loss on disposal	(2,071)	—

Net income (loss) from discontinued operations	(2,071)	194

The loss on disposal for the three months ended March 31, 2013 consists of professional services rendered in connection with the disposal of the assets constituting the discontinued operations.

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended March 31,
	2013	2012
Operating activities	(2,071)	(342)
Investing activities	—	(1,337)
Financing activities	—	—

Total cash flows	(2,071)	(1,679)

As at March 31, 2013, $12.8 million (December 31, 2012 – $14.4 million) due from counterparties in the sale of discontinued operations was included in accounts receivable in the consolidated statement of financial position.

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	424	8,334	25,561	34,319	—	34,319
Exploration and evaluation expense	(2,968)	(159)	(19,867)	(22,994)	—	(22,994)

Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	642	5,746	1,930	8,318	—	8,318

Balance March 31, 2013	15,301	147,373	38,802	201,476	92,153	293,629

5. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

Three months ended March 31,	2013	2012
Share-based expense related to
Equity settled transactions	911	1,154
Cash settled transactions	275	82

Total share-based expense	1,186	1,236

5.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2011	15,748	2.14
Granted	3,083	0.93
Exercised	—	—
Expired	(1,420)	2.05
Forfeited	(2,536)	2.17

Outstanding, December 31, 2012	14,875	1.89
Granted	7,261	0.74
Exercised	—	—
Expired	(3,090)	1.62
Forfeited	(919)	2.25

Outstanding, March 31, 2013	18,127	1.46

Exercisable, December 31, 2012	9,031	2.10
Exercisable, March 31, 2013	5,765	2.23

Shares authorized for issuance under the option plan at March 31, 2013 were 24.1 million (December 31, 2012 – 24.1 million).

The weighted average share price per option at the date of exercise for stock options exercised in the three months ended March 31, 2013 was nil (2012 – nil).

The weighted average fair value of stock options granted from the stock option plan during the three months ended March 31, 2013 was Cdn$0.49 (2012 – Cdn$0.72) per option, compared to a weighted average exercise price during the three months ended March 31, 2013 of Cdn$0.74 (2012 – Cdn$0.93) at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Three months ended March 31,	2013	2012
Expected life (in years)	6.3	6.4
Volatility (1)	75.2%	73.8%
Dividend yield	—	—
Risk-free rate	1.6%	1.8%
Estimated forfeiture rate	10.0%	7.9%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at March 31, 2013:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.56 to 1.29	10,591	6.6	0.80
1.30 to 1.89	678	3.4	1.60
1.90 to 2.79	6,075	3.7	2.37
2.80 to 3.28	783	3.9	3.26

	18,127	5.4	1.46

5.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2011	937	1.53
Granted	2,548	0.68
Vested	(283)	1.14
Forfeited	(573)	1.04

Outstanding, December 31, 2012	2,629	0.72
Granted	5,078	0.55
Vested	(709)	0.79
Forfeited	(7)	0.68

Outstanding, March 31, 2013	6,991	0.63

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSU’s granted during the three months ended March 31, 2013 was Cdn$0.55 (2012 – Cdn$0.68) per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Three months ended March 31,	2013	2012
Expected life (in years)	2.0	2.0
Volatility (1)	76.4%	65.2%
Dividend yield	—	—
Risk-free rate	1.1%	1.2%
Estimated forfeiture rate	18.8%	20.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

March 31, 2013
Current liabilities related to RSUs	300
Long term liabilities related to RSUs	184
Intrinsic value of vested and unreleased RSUs	—

6. FINANCIAL INSTRUMENTS

6.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	March 31, 2013	December 31, 2012
Convertible Debentures
Carrying amount	64,400	65,214
Fair value	59,170	60,052

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at period end.

6.2 Financial Instruments Measured at Fair Value Through Profit or Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, Financial Instruments: Disclosures, as described below:

•	Level 1 – using quoted prices in active markets for identical assets or liabilities.

•	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

Level 2
2011 Convertible Component of Debentures
Balance January 1, 2013	181
Derivative gains through profit and loss	(90)
Foreign exchange gains	(3)

Balance March 31, 2013	88

The fair value of the convertible component of the Convertible Debentures was estimated using a Black-Scholes pricing model. The gain on derivative instruments from continuing operations of $0.1 million for the three months ended March 31, 2013 (2012 – $0.3 million) originated from the revaluation of derivative instruments measured at FVTPL.

6.3 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks resulting from foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”)

7. SEGMENT INFORMATION

The following tables present the Company’s segment loss, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate(3)	Total
Segment revenue from continuing operations
For the three months ended March 31, 2013	—	—	—	—	17	17
For the three months ended March 31, 2012	—	—	—	—	5	5
Segment loss from continuing operations
For the three months ended March 31, 2013	(317)	(441)	(1,390)	(1,405)	(8,422)	(11,975)
For the three months ended March 31, 2012	(370)	(1,428)	(943)	(2,129)	(5,986)	(10,856)
Segment assets (1)
As at March 31, 2013	15,594	147,875	79,299	101,699	42,789	387,256
As at December 31, 2012	37,901	142,051	77,149	101,846	43,110	402,057
Segment liabilities (2)
As at March 31, 2013	18,958	162,962	100,866	96,464	(281,725)	97,525
As at December 31, 2012	25,616	156,696	97,325	95,205	(275,783)	99,059
Capital investments – Intangible
For the three months ended March 31, 2013	628	4,876	1,807	—	—	7,311
For the three months ended March 31, 2012	605	2,110	5,826	—	—	8,541
Capital investments – Property, plant and equipment
For the three months ended March 31, 2013	(41)	—	(80)	—	343	222
For the three months ended March 31, 2012	309	—	—	35	40	384

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale in the Asia segment as at December 31, 2012.
(2)	Liabilities for Corporate include intercompany receivables of $377.2 million at March 31, 2013 (December 31, 2012—$367.0 million) required to eliminate intercompany payables upon consolidation.
(3)	As at, and for the three months ended March 31, 2013 the Corporate segment includes the results of, and any remaining assets and liabilities not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

Three Months Ended March 31,	2013	2012
Operating activities
Accounts receivable	52	791
Note receivable	8	(3)
Prepaid and other current assets	840	(56)
Accounts payable and accrued liabilities	(3,177)	(1,184)

	(2,277)	(452)

Investing activities
Accounts receivable	1,576	(13)
Prepaid and other current assets	—	(33)
Accounts payable and accrued liabilities	3,918	4,181

	5,494	4,135

Financing activities
Accounts payable and accrued liabilities	(5)	—

	(5)	—

	3,212	3,683

9. RELATED PARTY TRANSACTIONS

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

The breakdown of the related party expenses is as follows:

		Three Months Ended March 31,
Related Party	Nature of Transaction	2013	2012
Global Mining Management Corp.	Administration	127	159
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300
Ivanhoe Systems PTE Ltd	Information systems	50	—
Ivanhoe Capital Services Ltd.	Administration	155	72
SouthGobi Resources Ltd.	Administration	—	38
1092155 Ontario Inc.	HTL™ technology	16	12
Ivanhoe Capital Finance Ltd.	Financing	—	825

		648	1,406

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	March 31, 2013	December 31, 2012
Global Mining Management Corp.	Administration	30	39
Ivanhoe Capital Services Ltd.	Administration	60	26

		90	65

10. SUBSEQUENT EVENTS

10.1 Reverse Stock-split

On April 22, 2013, the Company’s shareholders approved a proposal to affect a reverse stock-split of the Company’s common shares. The reverse stock-split will result in shareholders receiving one new common share for every three old common shares held and in an initial trading price for the new common shares above the NASDAQ minimum bid price. The reverse-stock split will reduce the number of common shares, stock options and RSUs outstanding as well as affect the conversion price of the Convertible Debentures and will increase earnings (loss) per share amounts in subsequent filings by the consolidation ratio. Additionally, the exercise price of the stock options outstanding will increase by the consolidation ratio.

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

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to, statements relating to or associated with individual wells, regions or projects; future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are relevant in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

Special Note to Canadian Investors

The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2012 Form 10-K.

Advisories

This Form 10-Q should be read in conjunction with the Company’s March 31, 2013 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2012 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS, as issued by the International Accounting Standards Board, without a reconciliation to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.

ALL TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA.

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

HIGHLIGHTS

	Three months ended March 31,
($000, except as stated)	2013	2012
Capital expenditures	7,533	8,925

Cash flow used in operating activities	(18,586)	(6,892)
Net loss from continuing operations	(11,975)	(10,856)
Net loss per share from continuing operations – basic and diluted	(0.03)	(0.03)

Net loss from continuing operations in the three months ended March 31, 2013 was $12.0 million, an increase of $1.1 million compared to $10.9 million in the same period in 2012. The increase is mainly attributable to $4.4 million in higher general and administrative expenses related to staff and legal costs partially offset by a $2.3 million higher foreign currency exchange gain, a $0.7 million higher deferred income tax recovery and $0.3 million in other expenses compared to the prior year quarter.

Capital expenditures were $7.5 million in the first quarter of 2013. Our Canada segment spent $4.9 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project located in the Athabasca region of Canada (“Tamarack”), including determining optimal well pair location. In Ecuador, $1.8 million was spent on environmental work and road work in preparation for drilling a new appraisal well. In Mongolia, $0.6 million in prepaid expenses from a remaining supplier credit were used for the acquisition of a 106 kilometer 2-D seismic program.

RESULTS OF OPERATIONS

Operating Costs

Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas and mainly consist of labor and materials.

Operating costs for the three months ended March 31, 2013 were $0.8 million, which was $0.5 million lower compared to operating costs of $1.3 million incurred during the same period in 2012. The decrease is primarily due to timing of the payments made in the respective quarters.

General and Administrative

General and administrative (“G&A”) expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended March 31, 2013 were $12.7 million, which was $4.4 million higher compared to G&A expenses of $8.3 million incurred during the same period in 2012. The increase is primarily due to staff costs related to severance and retention of key employees in the Asia segment ($1.0 million) and the excess of short-term incentive compensation over the 2012 accrual ($1.3 million). In addition, legal costs increased related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q as well as legal activities related to financing costs ($1.3 million) and other miscellaneous G&A accounted for the remainder of the difference ($0.8 million).

Depreciation

Depreciation expense is primarily charges for the amortization of capitalized costs of the FTF but also includes furniture and equipment depreciation.

Depreciation expense for the three months ended March 31, 2013 was $0.2 million, which was relatively unchanged compared to depreciation expense of $0.3 million incurred during the same period in 2012.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s payables denominated in foreign currencies.

Foreign currency exchange gain for the three months ended March 31, 2013 was $1.3 million, which was $2.3 million higher compared to the foreign currency exchange loss of $1.0 million incurred during the same period in 2012. The change is primarily due to the revaluation of the Canadian denominated Convertible Debentures as the Canadian dollar weakened in relation to the US dollar in the first quarter of 2013 whereas the Canadian dollar strengthened in relation to the US dollar in the same period in 2012.

Derivative Instruments

The gain on derivative instruments results from accounting for the changes in the fair value of derivative instruments through earnings.

The derivative instruments gain for the three months ended March 31, 2013 was $0.1 million, which was $0.2 million lower compared to a derivative instruments gain of $0.3 million incurred during the same period in 2012. The decrease is primarily due to a lower share price which decreases the valuation of the derivative.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended March 31, 2013 was $0.5 million, which was $0.4 million higher compared to finance expense of $0.1 million incurred during the same period in 2012. The increase is primarily due to a lower allocation of interest expense to capital projects mainly resulting from lower capital expenditures in which to allocate the interest in the first quarter of 2013 compared to the same period in 2012.

Loss on Debt Repayment

The Company classified its short term debt as a financial liability measured at amortized cost which allows for transaction costs to be amortized over the life of the debt instrument.

In January 2012, a $10.0 million unsecured loan agreement with Ivanhoe Capital Finance Ltd. (“ICFL”) was amended to provide that, at ICFL’s option, the outstanding principal would be convertible into 10,484,375 common shares of the Company and the maturity date was extended to March 31, 2013. The amendment was treated as an extinguishment of the original loan with recognition of the amended loan resulting in the remaining deferred financing costs of $0.3 million being expensed. The amended loan was repaid on December 31, 2012.

Recovery of Income Taxes

The deferred income tax recovery for the three months ended March 31, 2013 was $0.9 million, which was $0.8 million higher compared to a recovery of $0.1 million incurred during the same period in 2012. The increase is primarily due to an expiration of prior year losses in 2012 which reduced the amount of recovery for that year.

Off-Balance Sheet Arrangements

As at March 31, 2013 the Company did not have any material off-balance sheet arrangements.

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

	Total	2013	2014	2015	2016	After 2016
Long term debt(1)	72,181	—	—	—	72,181	—
Interest on long term debt(1)	14,520	4,150	4,150	4,150	2,070	—
Decommissioning obligations(2)	4,216	—	612	—	—	3,604
Leases	2,539	1,020	581	417	417	104

Total	93,456	5,170	5,343	4,567	74,668	3,708

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD=0.9846 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($2.8 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At March 31, 2013, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the US and in Ecuador was $4.2 million. These costs are expected to be incurred in 2014, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2013 and 2017.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company will be required to make a cash payment to Talisman Energy Canada of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2013	2012
Cash used in operating activities	(18,586)	(6,892)
Cash provided by (used in) investing activities	17,794	(5,164)
Cash (used in) provided by financing activities	(5)	37,282

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2013 was $18.6 million, which was $11.7 million higher compared to cash used in operating activities of $6.9 million incurred during the same period in 2012. The increase is primarily due to $4.4 million in higher G&A incurred in the period discussed previously on page 16, higher current tax payments of $1.3 million, $2.1 million in transaction costs related to discontinued operations, $2.0 million more in accounts payable settled in the period and $1.9 million in other changes in working capital in the first quarter of 2013 compared to the same period in 2012.

Investing Activities

E&E Expenditures

E&E expenditures for the three months ended March 31, 2013 were $7.3 million, which were $1.2 million lower compared to E&E expenditures of $8.5 million incurred during the same period in 2012.

In 2013, our Canada segment spent $4.9 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair location. In Ecuador, $1.8 million was spent on environmental work and road work in preparation for drilling a new appraisal well. In Mongolia, $0.6 million was spent on acquisition of a 106 kilometer 2-D seismic program that will be used in seeking additional exploration prospects.

In 2012, Ivanhoe expended $0.4 million in China in preparation to commence a 160 square kilometer 3-D seismic program and other activities at Zitong which was sold in December 2012. In Canada, $2.1 million was spent to support the regulatory process. In Ecuador, the Company began drilling the IP-17 well to test the Hollin and pre-cretaceous structures in the southern part of Block 20 in Ecuador and spent $5.4 million in connection with drilling the exploration well.

Restricted Cash

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of the supplementary agreement with the China National Petroleum Corporation. Following the disposition of the Company’s interest in Zitong, the Company received the $20.0 million in cash that was posted for the performance bond in February 2013.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was five thousand dollars, which was $37.3 million lower compared to cash provided in financing activities of $37.3 million during the same period in 2012. In 2012, Ivanhoe received financing of $37.3 million, net of transaction costs, to support liquidity. The Company received the $10.0 million ICFL Loan in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC which consisted of an initial tranche of $30.0 million. The loans were repaid on December 31, 2012.

Capital Structure

	As at March 31, 2013		As at December 31, 2012
Long term debt	64,400	18.2%	65,214	17.7%
Shareholders’ equity	289,731	81.8%	302,998	82.3%

Total capital	354,131	100.0%	368,212	100.0%

At March 31, 2013, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets. Management does not consider this to be determinative that an impairment exists as there are factors which should be considered when interpreting Ivanhoe’s recent trading price, such as industry influences including commodity prices and larger macro-economic factors that have had investors recently rotating out of commodity investments. Management does not believe the full value of the Company’s oil and gas assets or HTL™ technology is reflected in Ivanhoe’s current stock price.

In May 2012, the Company received a notification from the Listing Qualifications Department of the NASDAQ that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to November 20, 2012 the closing bid price of the Ivanhoe’s common stock was at least $1.00 for a minimum of 10 consecutive business days. On November 1, 2012, the Company applied to the NASDAQ for an additional compliance period of 180 days which was granted and will expire on May 20, 2013.

On April 22, 2013, the Company’s shareholders approved a proposal to affect a reverse stock-split of the Company’s common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. The reverse stock-split took effect on April 25, 2013 and resulted in shareholders receiving one new common share for every three old common shares held and in an initial trading price for the new common shares above the NASDAQ minimum bid price.

Reducing the number of issued and outstanding common shares through the reverse stock-split was intended to increase the market price of the common shares and regain compliance with the NASDAQ minimum bid price rule. However, the market price of the common shares is also affected by the Company’s financial and operational results, its financial position, including its liquidity and capital resources, the development of its projects, industry conditions, the market’s perception of the Company’s business and other factors, which are unrelated to the number of common shares outstanding.

Outlook

In the first quarter of 2013, Ivanhoe Energy received a Completeness Determination on the Tamarack application from Alberta Environment and Sustainable Resource Development. Having received this, the Company then entered the final stages of the regulatory process, which is working with the Energy Resources Conservation Board (“ERCB”) and local stakeholders to resolve concerns identified in the filed Statements of Concern (“SOCs”). The Company completed discussions with three stakeholders that operate in close proximity to, and are most impacted by, the Tamarack Project. The Company established long-term relationships and agreements with Northland Forest Products Ltd., the Regional Municipality of Wood Buffalo, and Fort McMurray No. 468 First Nation. Each of these stakeholders formally removed their SOCs. The Company continues to progress discussions with the remaining four stakeholders who have filed SOCs. Project advancement, as currently envisaged, is subject to receiving an Order in Council from the Alberta Government, sanctioning by the Board of Directors and financing.

In Ecuador, the Company has engaged in discussions with a third party respecting the possibility of jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms intended to form the basis for separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government is the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly participate in Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. There is no assurance that this objective can be achieved, or achieved in a timely manner.

Ivanhoe continues to focus its HTLTM commercialization efforts on establishing Upstream and Midstream partnerships and business development activities for several projects globally.

In Mongolia, the project is in the final year of the five year initial term of the Production Sharing Contract (“PSC”) expiring July 19, 2013. According to the PSC, provided that minimum expenditures have been met, the PSC can be extended for an additional two years by giving written notice to the Mongolian Government 30 days prior to the expiry of the initial 5 year term which the Company intends to provide to the Mongolian Government. There is also provision for an additional two year extension. Although certain prior year’s costs under audit have not been finalized, the Company expects to exceed minimum expenditure requirements by a significant margin.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2012 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) as of March 31, 2013. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The lawsuit alleges breach of contract, fraud and other misconduct arising from a consulting agreement and various other agreements between GAR Energy and the Company relating to the Pungarayacu heavy oil field. The plaintiffs seek actual damages of $250,000 and a portion of the Company’s interest in the Pungarayacu field. The plaintiffs seek other miscellaneous relief, including requests for a declaration of some of the parties’ rights and legal relations under a consulting agreement, attorneys’ fees and certain litigation costs and expenses, disgorgement of the Company’s past, current and/or future profits attributable to the Pungarayacu field and certain other fields in Ecuador, tort damages and exemplary and punitive damages, the imposition of constructive trusts over certain amounts and profits requested by the plaintiffs, and pre-judgment and post-judgment interest. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. The arbitration hearing is set for September 2013. The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time. The Company believes that the plaintiff’s claims have no merit.

ITEM 1A:	RISK FACTORS

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil and gas industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s 2012 Form 10-K except as discussed below.

We may be unable to maintain the listing of our common shares on NASDAQ despite the reverse stock-split

In May 2012, the Company received a notification from the Listing Qualifications Department of the NASDAQ that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to November 20, 2012 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. On November 1, 2012, the Company applied to the NASDAQ for an additional compliance period of 180 days which was granted and will expire on May 20, 2013.

On April 22, 2013, the Company was granted approval by its shareholders to affect a reverse split of its common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. A three-for-one common share consolidation was effective April 25, 2013 and the common shares began trading on a post-consolidation basis on the NASDAQ and the TSX on April 26, 2013. On May 9, 2013, the closing price of the Company’s common shares was at least $1.00 for the preceding 10 consecutive business days. On this basis, the Company has cured the minimum bid price deficiency and regained compliance with the NASDAQ Listing Rules.

Reducing the number of issued and outstanding common shares through a common share consolidation was intended to increase the per share market price of the common shares. However, the per share market price of the common shares will also be affected by the Company’s financial and operational results, its financial position, including its liquidity and capital resources, the development of its projects, industry conditions, the market’s perception of the Company’s business and other factors, which are unrelated to the number of common shares outstanding.

Having regard to these other factors, there can be no assurance that the market price of the common shares will not decrease in the future and may create another minimum bid price deficiency. There can also be no assurance that the implementation of the common share consolidation will, in and of itself, guarantee the continued listing of the common shares on NASDAQ.

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

Date: May 9, 2013