Form 10-Q
period 2013-06-30
IVANHOE ENERGY INC
filed 2013-08-08
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As at July 31, 2013, Ivanhoe Energy Inc. had 114,824,253 common shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		June 30,	December 31,
(US$000s)	Note	2013	2012
Assets
Current Assets
Cash and cash equivalents		49,293	62,819
Restricted cash		500	20,500
Accounts receivable		8,006	14,848
Note receivable		222	230
Prepaid and other		570	1,593

		58,591	99,990
Intangibles	4	298,963	285,311
Property, plant and equipment		10,153	10,205
Long term receivables		6,974	6,551

		374,681	402,057

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		14,062	14,436
Income taxes		—	1,720

		14,062	16,156
Long term debt		62,717	65,214
Long term derivative instruments		1	181
Long term provisions		3,052	3,157
Deferred income taxes		12,615	14,351

		92,447	99,059

Shareholders’ Equity
Share capital		586,358	586,108
Contributed surplus		31,177	29,759
Accumulated deficit		(335,301)	(312,869)

		282,234	302,998

		374,681	402,057

Nature of operations	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s, except share and per share amounts)	Note	2013	2012	2013	2012
Interest and other income		73	5	90	10

Expenses and other
Operating		1,421	921	2,214	2,256
Exploration and evaluation		—	152	—	152
General and administrative		8,412	7,947	21,118	16,257
Depreciation		237	238	484	499
Foreign currency exchange gain		(1,589)	(1,740)	(2,927)	(783)
Derivative instruments gain		(86)	(1,262)	(176)	(1,549)
Finance		915	470	1,433	586
Loss on debt repayment		—	—	—	309

		9,310	6,726	22,146	17,727

Loss before income taxes		(9,237)	(6,721)	(22,056)	(17,717)
Recovery of (provision for) income taxes
Current		—	—	(41)	—
Deferred		852	376	1,737	516

		852	376	1,696	516

Net loss and total comprehensive loss from continuing operations		(8,385)	(6,345)	(20,360)	(17,201)
Net (loss) income and total comprehensive (loss) income from discontinued operations	3	(1)	1,642	(2,072)	1,836

Net loss and comprehensive loss		(8,386)	(4,703)	(22,432)	(15,365)

Net loss per common share, basic and diluted
From continuing operations		(0.07)	(0.06)	(0.18)	(0.15)
From discontinued operations		—	0.02	(0.02)	0.02

		(0.07)	(0.04)	(0.20)	(0.13)

Weighted average number of common shares
Basic and diluted (000s)	5	114,824	114,713	114,736	114,713

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2012		114,713	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		—	—	—	(15,365)	(15,365)
Funding of equity-settled share-based awards		—	—	(54)	—	(54)
Share-based compensation expense	6	—	—	2,223	—	2,223

Balance June 30, 2012		114,713	586,108	28,693	(313,860)	300,941

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2013		114,713	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		—	—	—	(22,432)	(22,432)
Funding of equity-settled share-based awards		—	—	(132)	—	(132)
Share-based compensation expense	6	111	250	1,550	—	1,800

Balance June 30, 2013		114,824	586,358	31,177	(335,301)	282,234

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s)	Note	2013	2012	2013	2012
Operating Activities
Net loss		(8,386)	(4,703)	(22,432)	(15,365)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation		237	2,401	484	4,237
Exploration and evaluation expense		—	152	—	152
Share-based compensation expense		918	1,003	2,104	2,239
Unrealized foreign currency exchange gain		(1,430)	(1,669)	(2,761)	(620)
Unrealized derivative instruments gain		(86)	(1,262)	(176)	(1,732)
Current income tax expense		—	821	41	1,169
Deferred income tax (recovery) expense		(852)	(68)	(1,737)	268
Finance expense		544	470	1,062	586
Loss on debt repayment and other		—	(2)	—	308
Current income tax paid		—	(381)	(1,761)	(864)
Interest paid		(520)	(302)	(520)	(302)
Share-based payments		—	(110)	(188)	(166)
Changes in non-cash working capital items	9	5,460	(534)	5,258	(986)

Net cash used in operating activities		(4,115)	(4,184)	(20,626)	(11,076)

Investing Activities
Intangible expenditures		(4,377)	(19,509)	(11,688)	(28,050)
Property, plant and equipment expenditures		(227)	(5,110)	(449)	(5,494)
Restricted cash		—	—	20,000	—
Long term receivables		(261)	(964)	(428)	(1,338)
Interest paid		(1,485)	(2,553)	(1,485)	(2,553)
Changes in non-cash working capital items	9	(1,562)	17,538	1,856	21,673

Net cash (used in) provided by investing activities		(7,912)	(10,598)	7,806	(15,762)

Financing Activities
Debt proceeds, net of transaction costs		—	—	—	37,282
Changes in non-cash working capital items	9	20	—	15	—

Net cash provided by financing activities		20	—	15	37,282

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		(680)	(62)	(721)	82

(Decrease) increase in cash and cash equivalents, for the period		(12,687)	(14,844)	(13,526)	10,526
Cash and cash equivalents, beginning of period		61,980	42,260	62,819	16,890

Cash and cash equivalents, end of period		49,293	27,416	49,293	27,416

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

Ivanhoe is an independent international heavy oil development and production company focused on pursuing long term growth in its reserves and production. Ivanhoe plans to utilize advanced technologies, such as its patented Heavy-to-light (“HTL™”) technology, that are designed to improve recovery of heavy oil resources. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production of oil and gas.

The June 30, 2013 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

The June 30, 2013 Financial Statements were approved by the Board of Directors and authorized for issue on July 30, 2013.

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

The Financial Statements are condensed as they do not include all of the information required for full annual financial statements, and they should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2012 prepared in accordance with IFRS as issued by the IASB. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s annual IFRS consolidated financial statements for the year ended December 31, 2012 except as discussed below.

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value.

Certain prior period figures related to share capital and share-based payments have been restated due to the share consolidation to conform to current period results, see Note 5.

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

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	—	11,292	—	19,201
Expenses and other	—	8,521	—	15,412

Net income before tax and before disposal	—	2,771	—	3,789
Income taxes	—	1,129	—	1,953

Net income after tax and before disposal	—	1,642	—	1,836

Pre-tax loss on disposal	(1)	—	(2,072)	—
Tax on disposal	—	—	—	—

After-tax loss on disposal	(1)	—	(2,072)	—

Net income (loss) from discontinued operations	(1)	1,642	(2,072)	1,836

The loss on disposal for the six months ended June 30, 2013 consists of professional services rendered in connection with the disposal of the assets constituting the discontinued operations. The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities	(1)	21,144	(2,072)	20,802
Investing activities	—	(15,565)	—	(16,902)
Financing activities	—	—	—	—

Total cash flows	(1)	5,579	(2,072)	3,900

As at June 30, 2013, $7.4 million (December 31, 2012 – $14.4 million) due from counterparties in the sale of discontinued operations was included in accounts receivable in the consolidated statement of financial position.

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	424	8,334	25,561	34,319	—	34,319
Exploration and evaluation expense	(2,968)	(159)	(19,867)	(22,994)	—	(22,994)

Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	690	8,495	4,467	13,652	—	13,652

Balance June 30, 2013	15,349	150,122	41,339	206,810	92,153	298,963

5. SHAREHOLDERS’ EQUITY

On April 22, 2013, the Company proceeded with a three for one (the “Consolidation Ratio”) common share consolidation which reduced the number of common shares from approximately 344.5 million to approximately 114.8 million. The share consolidation reduced the number of common shares, stock options and RSUs outstanding as well as affected the conversion price of the Convertible Debentures and increased earnings (loss) per share amount by the Consolidation Ratio. Additionally, the exercise price of the stock options outstanding increased by the Consolidation Ratio.

6. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Share-based expense related to
Equity settled transactions	889	1,069	1,800	2,223
Cash settled transactions	29	(66)	304	16

Total share-based expense	918	1,003	2,104	2,239

6.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2011	5,249	6.42
Granted	1,028	2.78
Exercised	—	—
Expired	(474)	6.14
Forfeited	(845)	6.51

Outstanding, December 31, 2012	4,958	5.68
Granted	2,587	2.16
Exercised	—	—
Expired	(1,120)	5.13
Forfeited	(507)	6.56

Outstanding, June 30, 2013	5,918	4.17

Exercisable, December 31, 2012	3,010	6.29
Exercisable, June 30, 2013	1,990	6.41

Shares authorized for issuance under the option plan at June 30, 2013 were 11.5 million (December 31, 2012 – 8.0 million).

The weighted average fair value of stock options granted from the stock option plan during the six months ended June 30, 2013 was Cdn$1.45 (2012 – Cdn$2.07) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended June 30,	2013	2012
Expected life (in years)	6.2	6.3
Volatility (1)	76.9%	73.8%
Dividend yield	—	—
Risk-free rate	1.6%	1.7%
Estimated forfeiture rate	10.0%	7.9%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at June 30, 2013:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
1.26 to 3.87	3,640	6.4	2.32
3.88 to 5.67	221	3.1	4.78
5.68 to 8.37	1,829	3.6	7.07
8.38 to 10.32	228	3.6	9.78

	5,918	5.3	4.17

6.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2011	312	4.59
Granted	849	2.04
Vested	(94)	3.42
Forfeited	(191)	3.03

Outstanding, December 31, 2012	876	2.16
Granted	1,693	1.64
Vested	(311)	2.61
Forfeited	(36)	2.29

Outstanding, June 30, 2013	2,222	1.84

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average assumptions used for the calculation were:

Six months ended June 30,	2013	2012
Expected life (in years)	2.0	2.0
Volatility (1)	76.4%	68.9%
Dividend yield	—	—
Risk-free rate	1.1%	1.2%
Estimated forfeiture rate	18.8%	20.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

June 30, 2013
Current liabilities related to RSUs	288
Long term liabilities related to RSUs	225
Intrinsic value of vested and unreleased RSUs	—

7. FINANCIAL INSTRUMENTS

7.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	June 30, 2013	December 31, 2012
Convertible Debentures
Carrying amount	62,717	65,214
Fair value	49,057	60,052

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at period end.

7.2 Financial Instruments Measured at Fair Value Through Profit and Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, Financial Instruments: Disclosures, as described below:

•	Level 1 – using quoted prices in active markets for identical assets or liabilities.

•	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

Level 2
2011 Convertible Component of Debentures
Balance January 1, 2013	181
Derivative gains through profit and loss	(176)
Foreign exchange gains	(4)

Balance June 30, 2013	1

The fair value of the convertible component of the Convertible Debentures was estimated using a Black-Scholes pricing model. The gain on derivative instruments from continuing operations of $0.2 million for the six months ended June 30, 2013 (2012 – $1.5 million) originated from the revaluation of derivative instruments measured at FVTPL.

7.3 Risks Arising from Financial Instruments

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

8. SEGMENT INFORMATION

The following table presents the Company’s segment losses, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate (3)	Total
Segment revenue from continuing operations
For the three months ended June 30, 2013	—	1	—	60	12	73
For the three months ended June 30, 2012	—	—	—	—	5	5
For the six months ended June 30, 2013	—	1	—	60	29	90
For the six months ended June 30, 2012	—	—	—	—	10	10
Segment loss from continuing operations
For the three months ended June 30, 2013	(173)	(686)	(2,250)	(2,796)	(2,481)	(8,386)
For the three months ended June 30, 2012	(526)	(1,028)	(1,600)	(2,061)	(1,130)	(6,345)
For the six months ended June 30, 2013	(490)	(1,127)	(3,640)	(4,201)	(10,902)	(20,360)
For the six months ended June 30, 2012	(896)	(2,456)	(2,543)	(4,190)	(7,116)	(17,201)
Segment assets (1)
As at June 30, 2013	15,541	150,884	82,584	101,463	24,209	374,681
As at December 31, 2012	37,901	142,051	77,149	101,846	43,110	402,057
Segment liabilities (2)
As at June 30, 2013	19,079	166,655	106,401	99,024	(298,712)	92,447
As at December 31, 2012	25,616	156,696	97,325	95,205	(275,783)	99,059
Capital investments – Intangible
For the three months ended June 30, 2013	34	1,756	2,587	—	—	4,377
For the three months ended June 30, 2012	9,488	642	9,379	—	—	19,509
For the six months ended June 30, 2013	662	6,632	4,394	—	—	11,688
For the six months ended June 30, 2012	10,094	2,751	15,205	—	—	28,050
Capital investments – Property, plant and equipment
For the three months ended June 30, 2013	(7)	—	—	—	234	227
For the three months ended June 30, 2012	5,110	—	—	—	—	5,110
For the six months ended June 30, 2013	(48)	—	(80)	—	577	449
For the six months ended June 30, 2012	5,419	—	—	34	41	5,494

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale in the Asia segment as at December 31, 2012.
(2)	Liabilities for Corporate include intercompany receivables of $389.9 million as at June 30, 2013 (December 31, 2012—$367.0 million) required to eliminate intercompany payables upon consolidation.
(3)	As at, and for the three and six months ended June 30, 2013 the Corporate segment includes the results of, and any remaining assets and liabilities of Sunwing Holding Corporation not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating activities
Accounts receivable	4,687	1,684	6,815	2,475
Note receivable	—	4	8	1
Prepaid and other current assets	184	223	1,024	167
Accounts payable and accrued liabilities	589	(2,445)	(2,589)	(3,629)

	5,460	(534)	5,258	(986)

Investing activities
Accounts receivable	500	18	—	5
Prepaid and other current assets	—	(4)	—	(37)
Accounts payable and accrued liabilities	(2,062)	17,524	1,856	21,705

	(1,562)	17,538	1,856	21,673

Financing activities
Accounts payable and accrued liabilities	20	—	15	—

	3,918	17,004	7,129	20,687

10. RELATED PARTY TRANSACTIONS

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

Related party expenditures for the three and six months ended June 30 are as follows:

		Three months ended June 30,		Six months ended June 30,
Related Party	Nature of Transaction	2013	2012	2013	2012
Global Mining Management Corp.	Administration	157	25	284	184
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	600	600
Ivanhoe Capital Services Ltd.	Administration	126	104	281	176
SouthGobi Resources Ltd.	Administration	—	—	—	38
1092155 Ontario Inc.	HTL™ technology	8	12	24	24
Ivanhoe Systems PTE Ltd.	Information Technology	—	—	50	—
Ivanhoe Capital Finance Ltd.	Financing	—	168	—	993

		591	656	1,239	2,109

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	June 30, 2013	December 31, 2012
Global Mining Management Corp.	Administration	41	39
Ivanhoe Capital Services Ltd.	Administration	76	26

		117	65

11. SUBSEQUENT EVENT

On July 2, 2013, the Company received $3.6 million in anticipated holdback proceeds from the transaction with MIE Holdings Corporation (“MIE”). The receipt of these funds marks the completion of the corporate disposition of the Company’s wholly-owned subsidiary, Pan-China Resources Ltd., to MIE.

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

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are relevant in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s patented Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

Special Note to Canadian Investors

The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2012 Form 10-K.

Advisories

This Form 10-Q should be read in conjunction with the Company’s June 30, 2013 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2012 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

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

HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
($000, except as stated)	2013	2012	2013	2012
Capital expenditures	4,604	24,619	12,137	33,544
Net cash used in operating activities	(4,115)	(4,184)	(20,626)	(11,076)
Net loss from continuing operations	(8,385)	(6,345)	(20,360)	(17,201)
Net loss per share from continuing operations – basic and diluted	(0.07)	(0.06)	(0.18)	(0.15)

Net loss from continuing operations during the three months ended June 30, 2013 was $8.4 million, an increase of $2.1 million compared to $6.3 million in the same period in 2012. The increase is attributable to a $1.2 million lower derivative instruments gain, $0.5 million higher operating costs, $0.5 million higher general and administrative expenses, $0.4 million higher finance expenses, $0.1 million lower foreign currency exchange gains which were partially offset by $0.2 million lower expensed exploration and evaluation and $0.5 million higher recovery of deferred income taxes compared to the prior year quarter.

Capital expenditures were $4.6 million in the second quarter of 2013. Our Canada segment spent $1.8 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project located in the Athabasca region of Canada (“Tamarack”), including determining optimal well pair location. In Ecuador, $2.6 million was spent on drilling a new appraisal well.

RESULTS OF OPERATIONS

Operating Costs

Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas and mainly consist of labor and materials.

Operating costs for the three months ended June 30, 2013 were $1.4 million, which was $0.5 million higher compared to operating costs of $0.9 million incurred during the same period in 2012. The increase is primarily due to timing of the payments made in the respective quarters.

Operating costs for the six months ended June 30, 2013 were $2.2 million, which were consistent with the operating costs of $2.3 million incurred during the same period in 2012.

General and Administrative

General and administrative (“G&A”) expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended June 30, 2013 were $8.4 million, which was $0.5 million higher compared to G&A expenses of $7.9 million incurred during the same period in 2012.

G&A expenses for the six months ended June 30, 2013 were $21.1 million, which was $4.8 million higher compared to G&A expenses of $16.3 million incurred during the same period in 2012. The increase is primarily due to one-time staff costs related to severance and retention of key employees in the Asia segment in the first quarter ($1.0 million) and the excess of short-term incentive compensation over the 2012 accrual ($1.3 million). In addition, increased legal costs primarily related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q ($1.3 million) and other miscellaneous G&A accounted for the remainder of the difference ($1.2 million).

Depreciation

Depreciation expense is primarily charges for the amortization of capitalized costs of the FTF but also includes furniture and equipment depreciation.

Depreciation expense for the three months ended June 30, 2013 was $0.2 million, which was relatively unchanged compared to depreciation expense of $0.2 million incurred during the same period in 2012 as there were no significant changes to the underlying property, plant and equipment in the period.

Depreciation expense for the six months ended June 30, 2013 was $0.5 million, which was relatively unchanged compared to depreciation expense of $0.5 million incurred during the same period in 2012 as there were no significant changes to the underlying property, plant and equipment in the period.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s receivables and payables denominated in foreign currencies.

Foreign currency exchange gain for the three months ended June 30, 2013 was $1.6 million, which was $0.1 million lower compared to the foreign currency exchange gain of $1.7 million incurred during the same period in 2012. The decrease is primarily due to Ivanhoe holding more Canadian dollar cash in the second quarter of 2013 than it did in the same period in 2012 and the resulting losses on translation of the Canadian dollar cash and accounts payable balances. This change was partially offset by the revaluation of the Cdn$73.3 million of Convertible Debentures as the Canadian dollar weakened in relation to the US dollar more in the second quarter of 2013 than it did in the same period in 2012.

Foreign currency exchange gain for the six months ended June 30, 2013 was $2.9 million, which was $2.1 million higher compared to the foreign currency exchange gain of $0.8 million incurred during the same period in 2012. The change is primarily due to the revaluation of the Cdn$73.3 million of Convertible Debentures as the Canadian dollar weakened in relation to the US dollar more in the first half of 2013 than it did in the same period in 2012 resulting in a larger gain on translation. This change was partially offset by Ivanhoe holding more Canadian dollar cash in the first half of 2013 than it did in the same period in 2012 and the resulting losses on translation of the Canadian dollar cash and accounts payable balances.

Derivative Instruments

The gain on derivative instruments results from accounting for the changes in the fair value of derivative instruments through earnings. A lower share price decreases the valuation of the derivative; conversely, a higher share price increases the valuation of the derivative.

The derivative instruments gain for the three months ended June 30, 2013 was $0.1 million, which was $1.2 million lower compared to a derivative instruments gain of $1.3 million incurred during the same period in 2012. The decrease is primarily due to a smaller decrease in share price during the three months ended June 30, 2013 than during the same period in 2012.

The derivative instruments gain for the six months ended June 30, 2013 was $0.2 million, which was $1.3 million lower compared to a derivative instruments gain of $1.5 million incurred during the same period in 2012. The decrease is primarily due to a smaller decrease in share price during the six months ended June 30, 2013 than during the same period in 2012.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended June 30, 2013 was $0.9 million, which was $0.4 million higher compared to finance expense of $0.5 million incurred during the same period in 2012. The increase is primarily due a reduction of $0.4 million to anticipated holdback proceeds from the transaction with MIE Holdings Corporation (“MIE”). The receipt of these funds marks the completion of the corporate disposition of Ivanhoe’s wholly-owned subsidiary, Pan-China Resources, to MIE.

Finance expense for the six months ended June 30, 2013 was $1.4 million, which was $0.8 million higher compared to finance expense of $0.6 million incurred during the same period in 2012. The increase is primarily due to a reduction of $0.4 million to anticipated holdback proceeds from the transaction with MIE described above combined with a $0.4 million increase in interest being expensed due to lower capital expenditures to which interest would be allocated in the first half of 2013 compared to the same period in 2012.

Loss on Debt Repayment

The Company classified its short term debt in 2012 as a financial liability measured at amortized cost which allows for transaction costs to be amortized over the life of the debt instrument.

In January 2012, a $10.0 million unsecured loan agreement with Ivanhoe Capital Finance Ltd. (“ICFL”) was amended. The amendment was treated as an extinguishment of the original loan with recognition of the amended loan resulting in the remaining deferred financing costs of $0.3 million being expensed. The amended loan was repaid on December 31, 2012.

Recovery of Income Taxes

The deferred income tax recovery for the three months ended June 30, 2013 was $0.9 million, which was $0.5 million higher compared to a recovery of $0.4 million incurred during the same period in 2012. The increase is primarily due to an expiration of prior year losses in 2012 which reduced the amount of recovery for that year.

The deferred income tax recovery for the six months ended June 30, 2013 was $1.7 million, which was $1.2 million higher compared to a recovery of $0.5 million incurred during the same period in 2012. The increase is primarily due to an expiration of prior year losses in 2012 which reduced the amount of recovery for that year.

Off-Balance Sheet Arrangements

As at June 30, 2013 the Company did not have any material off-balance sheet arrangements.

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

	Total	2013	2014	2015	2016	After 2016
Long term debt(1)	69,740	—	—	—	69,740	—
Interest on long term debt(1)	12,041	2,021	4,010	4,010	2,000	—
Decommissioning obligations(2)	4,753	—	—	—	121	4,632
Leases	2,453	676	663	495	495	124

Total	88,987	2,697	4,673	4,505	72,356	4,756

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD=0.9513 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($2.8 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At June 30, 2013, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the US and in Ecuador was $4.8 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2013 and 2017.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company will be required to make a cash payment to Talisman Energy Canada of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction. This section of the lease is not the subject of the current project for which the Company has requested approval from the Alberta Energy Regulator (“AER”).

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash used in operating activities	(4,115)	(4,184)	(20,626)	(11,076)
Cash (used in) provided by investing activities	(7,912)	(10,598)	7,806	(15,762)
Cash provided by financing activities	20	—	15	37,282

Ivanhoe’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of our current projects. The Company intends to use its working capital to meet its commitments. Additional sources of funding will be required to grow the Company’s major projects and fully develop its oil and gas properties. Historically, Ivanhoe has used external sources of funding such as public and private equity and debt markets. However, there is no assurance that these sources of funding will be available to the Company in the future or available on acceptable terms, and any future equity issuances may be dilutive to current investors. If Ivanhoe cannot secure additional financing, the Company may have to delay its capital programs and forfeit or dilute its rights in existing oil and gas property interests.

Operating Activities

Cash used in operating activities for the three months ended June 30, 2013 was $4.1 million, which was $0.1 million lower compared to cash used in operating activities of $4.2 million incurred during the same period in 2012. The decrease is primarily due to $5.0 million in revenues net of operating costs relating to the Company’s discontinued operations received in the first half of 2012 not received in 2013 and $0.1 million in other changes impacting operating activities. This is almost completely offset by the collection of the full $5.0 million in holdback proceeds from the transfer of the Zitong Block Petroleum Contract to Shell China in the second quarter of 2013 (the “Holdback Proceeds”). The $5.0 million decrease in revenues net of operating costs relating to the Company’s discontinued operations in the second quarter of 2013 is more than offset by the $9.5 million decrease in E&E Expenditures in the second quarter of 2013 discussed below.

Cash used in operating activities for the six months ended June 30, 2013 was $20.6 million, which was $9.5 million higher compared to cash used in operating activities of $11.1 million incurred during the same period in 2012. The increase is primarily due $14.0 million in revenues net of operating costs relating to the Company’s discontinued operations received in the first half of 2012 not received in 2013 combined with $2.8 million in increased cash G&A as discussed above. The increase was partially offset by the collection of the $5.0 million in Holdback Proceeds, the collection of $1.6 million related to the sale of Pan-China Resources Ltd. to MIE Holding Corporation, and $0.7 million in other changes impacting operating activities. The $14.0 million decrease in revenues net of operating costs relating to the Company’s discontinued operations in the first half of 2013 is partially offset by the $10.1 million decrease in E&E Expenditures in the first half of 2013 discussed below.

Investing Activities

E&E Expenditures

E&E expenditures for the three months ended June 30, 2013 were $4.4 million, which were $15.1 million lower compared to E&E expenditures of $19.5 million incurred during the same period in 2012. In the second quarter of 2013, our Canada segment spent $1.8 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair location. In Ecuador, $2.6 million was spent on the drilling of a new appraisal well. In the second quarter of 2012, our Asia segment spent $9.5 million on a 160 square kilometer 3-D seismic program at Zitong. In Canada, expenditures of $0.6 million were incurred to support the regulatory process for the Tamarack Project. Expenditures of $9.4 million were incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador.

E&E expenditures for the six months ended June, 2013 were $11.7 million, which were $16.4 million lower compared to E&E expenditures of $28.1 million incurred during the same period in 2012. In 2013, our Canada segment spent $6.6 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair location. In Ecuador, $4.4 million was spent on environmental work, road work and in drilling of a new appraisal well. In Mongolia, $0.7 million was spent on acquisition of a 106 kilometer 2-D seismic program that will be used in determining additional exploration prospects. In the first half of 2012, our Asia segment spent $10.1 million on the seismic program at Zitong. In Canada, expenditures to support the regulatory process at Tamarack were $2.8 million. In Ecuador, costs incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador totaled $15.2 million.

Restricted Cash

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of the supplementary agreement with the China National Petroleum Corporation. Following the disposition of the Company’s interest in Zitong, the Company received the $20.0 million in cash that was posted for the performance bond in February 2013.

Financing Activities

Cash used in financing activities for the three months ended June 30, 2013 was $20 thousand, which was relatively unchanged compared to cash provided by financing activities of nil during the same period in 2012.

Cash used in financing activities for the six months ended June 30, 2013 was $15 thousand, which was $37.3 million lower compared to cash provided in financing activities of $37.3 million during the same period in 2012. In 2012, Ivanhoe received financing of $37.3 million, net of transaction costs, to support liquidity. The Company received the $10.0 million unsecured loan from Ivanhoe Capital Finance Ltd., a company wholly owned by Robert Friedland in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC which consisted of an initial tranche of $30.0 million. The loans were repaid on December 31, 2012.

Capital Structure

	As at June 30, 2013		As at December 31, 2012
Long term debt	62,717	18.2%	65,214	17.7%
Shareholders’ equity	282,234	81.8%	302,998	82.3%

Total capital	344,951	100.0%	368,212	100.0%

At June 30, 2013, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets. Management does not consider this to be determinative that impairment exists as there are many factors which should be considered when interpreting Ivanhoe’s recent trading price. Management does not believe the full value of the Company’s oil and gas assets or patented HTL™ technology is reflected in Ivanhoe’s current stock price.

On April 22, 2013, the Company’s shareholders approved a proposal to affect a reverse stock-split of the Company’s common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. The reverse stock-split took effect on April 25, 2013 and resulted in shareholders receiving one new common share for every three old common shares held and an initial trading price for the new common shares above the NASDAQ minimum bid price and regained compliance on May 9, 2013.

OUTLOOK

In the first half of 2013, the Company completed discussions with five stakeholders that operate in proximity to the Tamarack Project, including the Regional Municipality of Wood Buffalo, Fort McMurray No. 468 First Nation, the community of Fort McKay, including the Fort McKay First Nation and the Fort McKay Metis Community Association and the Mikisew Cree First Nation. Each of these stakeholders filed letters of non-objection regarding the Tamarack project with the regulatory authorities, identifying that they do not oppose the development. As of June 17, 2013 the AER is the new, single regulatory authority in Alberta and is operating under a new regulatory process. As part of this process, the AER will be making decisions on the Tamarack project application. These decisions may involve the necessity of a public hearing to address outstanding concerns including those raised by Suncor Energy regarding its south tailings pond. The Company remains diligent in responding to the regulator and Suncor and pressing for resolution, but the regulatory timeline is largely within the AER’s control. The Company believes that the Tamarack Project is safe, technically sound, and economically viable, and continues to use all efforts to remove remaining Statements of Concern and progress the application towards approval. Project advancement, as currently envisaged, is subject to direction from the regulator, receipt of an Order in Council from the Alberta Government, securing a partner and sanctioning by the Board of Directors.

In Ecuador, the Company has been engaged in discussions with a large international oil company regarding jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms intended to form the basis for separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government is the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly develop Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. While progress and agreement on the commercial terms have been achieved by the potential consortium members, there is no assurance that the objective can be achieved, or achieved in a timely manner.

Ivanhoe continues to focus its patented HTLTM commercialization efforts on establishing Upstream and Midstream partnerships and business development activities for several projects globally. These efforts include new heavy oil evaluations in the FTF as well as engineering and economic modeling studies designed to establish the most attractive business models. Additionally, Ivanhoe continues to strengthen its intellectual property position through continued development and new patent applications.

In Mongolia, the project is in the final year of the five year initial term of the Production Sharing Contract (“PSC”) which expired July 19, 2013. According to the PSC, provided that minimum expenditures have been met, the PSC can be extended for an additional two years by giving written notice to the Mongolian Government 30 days prior to the expiry of the initial 5 year term which the Company provided to the Mongolian Government. There is also provision in the General Petroleum Law for an additional two year extension. The company has notified the Petroleum Authority of Mongolia (“PAM”) of its intention to extend the PSC within the required timeframe and is currently discussing the final details of the extension with PAM. The company is close to agreement on the 2011 Cost Recovery Audit with PAM and is currently undergoing the 2012 Cost Recovery Audit process. Although certain prior year’s costs under audit have not been finalized, the Company expects to exceed minimum expenditure requirements by a significant margin.

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

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) as of June 30, 2013. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GAR Energy

On December 30, 2010, the Company received a demand for arbitration from GAR Energy and Associates, Inc. (“GAR Energy”) and Gonzalo A. Ruiz and Janis S. Ruiz as successors in interest to, and assignees of, GAR Energy. GAR Energy subsequently abandoned its demand for arbitration and filed suit against the Company and subsidiaries in the Superior Court for Kern County, California on March 11, 2011. The Company removed the case to the United States District Court for the Eastern District of California and all of the defendants have answered and filed counterclaims for attorneys’ fees. Defendants filed a motion to dismiss certain claims and to compel arbitration of others. Plaintiffs’ filed a motion to remand the case to state court. On December 23, 2011, the Magistrate Judge denied plaintiffs’ motion to remand and issued findings and recommendations that would send all of the parties and all of the claims to arbitration should the district court Judge assigned to the case adopt them. On January 19, 2012 the district court Judge adopted the Magistrate Judge’s findings and recommendations in full, ordered the parties to arbitration and stayed the district court proceedings to allow for the completion of the arbitration. Most document discovery and depositions have taken place. Each party moved for summary judgment and the arbitration panel heard arguments on May 22, 2013. The Panel granted Ivanhoe’s summary judgment on the count alleging that Ivanhoe breached the parties’ Consulting Agreement in 2008. The arbitration trial is set for September 2013.

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

Cotundo Minerales S.A.

On May 6, 2013, the Company became aware of a lawsuit brought by Cotundo Minerales S.A. (“Cotundo”) against the Company, two of its subsidiaries, and Company board member Robert Friedland, filed in the Supreme Court of British Columbia. The Company has not yet been served in this lawsuit. The suit alleges that the Company misused confidential information provided to it by Cotundo related to the Pungarayacu heavy oil field in Ecuador. Cotundo seeks damages in the form of lost profits, an imposition of a trust in favor of Cotundo, a transfer of Ivanhoe’s interest in the Pungarayacu field to Cotundo, interest, and costs.

The plaintiff and claims in the recent lawsuit by Cotundo overlap with those from a previous lawsuit filed against the Company, its subsidiaries, Mr. Friedland and others in the United States District Court for the District of Colorado on November 20, 2008. That case was dismissed by the trial court for lack of personal jurisdiction, and that dismissal was affirmed by the United States Court of Appeals for the Tenth Circuit on July 12, 2012. The plaintiffs filed a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2013. Both the district court and the appellate court in the prior case awarded fees and costs to the Ivanhoe defendants.

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

We may be unable to maintain the listing of our common shares on NASDAQ despite the reverse stock-split

In May 2012, the Company received a notification from the Listing Qualifications Department of the NASDAQ that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to November 20, 2012 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. On November 1, 2012, the Company applied to the NASDAQ for an additional compliance period of 180 days which was granted.

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

IVANHOE ENERGY INC.

By:	/s/ Gerald D. Schiefelbein
Gerald D. Schiefelbein
Chief Financial Officer

Date:	August 8, 2013