Form 10-Q
period 2013-09-30
IVANHOE ENERGY INC
filed 2013-11-12
CIK 1106935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As at October 31, 2013, Ivanhoe Energy Inc. had 114,824,253 common shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		September 30,	December 31,
(US$000s)	Note	2013	2012
Assets
Current Assets
Cash and cash equivalents		35,209	62,819
Restricted cash		500	20,500
Accounts receivable		4,592	14,848
Note receivable		225	230
Prepaid and other		406	1,593

		40,932	99,990
Intangibles	4	299,101	285,311
Property, plant and equipment		10,237	10,205
Long term receivables		7,407	6,551

		357,677	402,057

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		10,217	14,436
Income taxes		—	1,720

		10,217	16,156
Long term debt		64,628	65,214
Long term derivative instruments		—	181
Long term provisions		3,447	3,157
Deferred income taxes		11,687	14,351

		89,979	99,059

Shareholders’ Equity
Share capital		586,358	586,108
Contributed surplus		31,851	29,759
Accumulated deficit		(350,511)	(312,869)

		267,698	302,998

		357,677	402,057

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s, except share and per share amounts)	Note	2013	2012	2013	2012
Interest and other income		292	11	382	21

Expenses and other
Operating		905	1,243	3,119	3,499
Exploration and evaluation		4,699	22,648	4,699	22,800
General and administrative		9,069	7,050	30,187	23,307
Depreciation		255	232	739	731
Foreign currency exchange loss (gain)		978	2,707	(1,949)	1,924
Derivative instruments (gain) loss		(1)	11	(177)	(1,538)
Finance		525	1,502	1,958	2,088
Loss on debt repayment		—	—	—	309

		16,430	35,393	38,576	53,120

Loss before income taxes		(16,138)	(35,382)	(38,194)	(53,099)
Recovery of (provision for) income taxes
Current		—	—	(41)	—
Deferred		928	1,385	2,665	1,901

		928	1,385	2,624	1,901

Net loss and total comprehensive loss from continuing operations		(15,210)	(33,997)	(35,570)	(51,198)
Net (loss) income and total comprehensive (loss) income from discontinued operations	3	—	(550)	(2,072)	1,286

Net loss and comprehensive loss		(15,210)	(34,547)	(37,642)	(49,912)

Net loss per common share, basic and diluted
From continuing operations		(0.13)	(0.30)	(0.31)	(0.45)
From discontinued operations		—	—	(0.02)	0.01

		(0.13)	(0.30)	(0.33)	(0.44)

Weighted average number of common shares Basic and diluted (000s)	2	114,824	114,713	114,729	114,713

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2012		114,713	586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		—	—	—	(49,912)	(49,912)
Funding of equity-settled share-based awards		—	—	(54)	—	(54)
Share-based compensation expense	6	—	—	2,475	—	2,475

Balance September 30, 2012		114,713	586,108	28,945	(348,407)	266,646

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total
Balance January 1, 2013		114,713	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		—	—	—	(37,642)	(37,642)
Funding of equity-settled share-based awards		—	—	(132)	—	(132)
Share-based compensation expense	6	111	250	2,224	—	2,474

Balance September 30, 2013		114,824	586,358	31,851	(350,511)	267,698

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s)	Note	2013	2012	2013	2012
Operating Activities
Net loss		(15,210)	(34,547)	(37,642)	(49,912)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation		255	2,134	739	6,371
Exploration and evaluation expense		4,699	22,648	4,699	22,800
Share-based compensation expense		1,231	336	3,335	2,575
Unrealized foreign currency exchange loss (gain)		972	2,103	(1,789)	1,483
Unrealized derivative instruments (gain) loss		(1)	11	(177)	(1,721)
Current income tax expense		—	397	41	1,566
Deferred income tax recovery		(928)	(845)	(2,665)	(577)
Finance expense		525	1,502	1,958	2,088
Loss on debt repayment and other		371	14	—	322
Current income tax paid		—	(946)	(1,761)	(1,810)
Interest paid		(11)	(785)	(531)	(1,087)
Share-based payments		—	—	(188)	(166)
Changes in non-cash working capital items	9	(2,326)	4,889	2,932	3,903

Net cash used in operating activities		(10,423)	(3,089)	(31,049)	(14,165)

Investing Activities
Intangible expenditures		(3,587)	(8,483)	(15,275)	(36,533)
Property, plant and equipment expenditures		(346)	(1,344)	(795)	(6,838)
Restricted cash		—	—	20,000	—
Long term receivables		(431)	(1,134)	(859)	(2,472)
Interest paid		(33)	(556)	(1,518)	(3,109)
Changes in non-cash working capital items	9	337	(15,269)	2,193	6,404

Net cash (used in) provided by investing activities		(4,060)	(26,786)	3,746	(42,548)

Financing Activities
Debt proceeds, net of transaction costs		—	18,694	—	55,976
Changes in non-cash working capital items	9	4	(16)	19	(16)

Net cash provided by financing activities		4	18,678	19	55,960

Foreign exchange loss (gain) on cash and cash equivalents held in a foreign currency		395	663	(326)	745

Decrease in cash and cash equivalents, for the period		(14,084)	(10,534)	(27,610)	(8)
Cash and cash equivalents, beginning of period		49,293	27,416	62,819	16,890

Cash and cash equivalents, end of period		35,209	16,882	35,209	16,882

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed limited liability company incorporated under the laws of Yukon, Canada. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The principal corporate office of Ivanhoe is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101 6th Avenue SW, 21st Floor, Calgary, Alberta, T2P 3P4.

Ivanhoe is an independent international heavy oil development and production company focused on pursuing long term growth in its reserves and production. Ivanhoe plans to utilize advanced technologies, such as its patented Heavy-to-Light (“HTL™”) technology, that are designed to improve recovery of heavy oil resources. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production of oil.

The September 30, 2013 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At September 30, 2013, Ivanhoe had an accumulated deficit of $350.5 million and a working capital surplus of $30.7 million. In the nine months ended September 30, 2013, cash used in operating activities was $31.0 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2014, there is material uncertainty that may cast significant doubt upon the Company‘s ability to continue as a going concern.

The September 30, 2013 Financial Statements were approved by the Board of Directors and authorized for issue on October 29, 2013.

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

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, with the exception of financial instruments as described in Note 7.

Certain prior period figures related to share capital and share-based payments have been restated due to a share consolidation to conform to current period presentation, see Note 5.

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

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	—	8,797	—	27,998
Expenses and other	—	8,410	—	23,822

Net income before tax and before disposal	—	387	—	4,176
Income taxes	—	937	—	2,890

Net (loss) income after tax and before disposal	—	(550)	—	1,286

Pre-tax loss on disposal	—	—	(2,072)	—
Tax on disposal	—	—	—	—

After-tax loss on disposal	—	—	(2,072)	—

Net (loss) income from discontinued operations	—	(550)	(2,072)	1,286

The loss on disposal for the nine months ended September 30, 2013 consists of professional services rendered in connection with the disposal of the assets constituting the discontinued operations. The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities	—	3,321	(2,072)	24,123
Investing activities	—	(12,539)	—	(29,441)
Financing activities	—	—	—	—

Total cash outflows	—	(9,218)	(2,072)	(5,318)

As at September 30, 2013, $3.7 million (December 31, 2012 – $14.4 million) due from counterparties in the sale of discontinued operations was included in accounts receivable in the consolidated statement of financial position.

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	424	8,334	25,561	34,319	—	34,319
Exploration and evaluation expense	(2,968)	(159)	(19,867)	(22,994)	—	(22,994)

Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	707	10,028	7,754	18,489	—	18,489
Exploration and evaluation expense	(4,699)	—	—	(4,699)	—	(4,699)

Balance September 30, 2013	10,667	151,655	44,626	206,948	92,153	299,101

Exploration and evaluation costs of $4.7 million were expensed in the nine months ended September 30, 2013 (September 30, 2012 – $22.8 million). In July 2013, the Government of Mongolia confirmed the extension of the Company’s production sharing contract (“PSC”) for a two year period, expiring in July 2015. The Company believes it has exceeded minimum expenditure requirements of the first 5 year term of the PSC by a significant margin. As part of the Company’s refocus of global activities, it is actively pursuing potential candidates to purchase or farm-in on the Mongolian PSC. The Company has updated the geology and exploration potential based of the Mongolian PSC property on recent drilling and 2D seismic completed early in 2012 and has identified drillable targets. With the current economic conditions globally, it is not clear as to when a potential purchase or farm-in process will be successfully concluded. The Company expensed $4.7 million in capital costs in the third quarter of 2013 to reduce the carrying value of assets related to the Mongolian PSC to their estimated recoverable amount.

5. SHAREHOLDERS’ EQUITY

On April 22, 2013, the Company proceeded with a three for one (the “Consolidation Ratio”) common share consolidation which reduced the number of outstanding common shares from approximately 344.5 million to approximately 114.8 million. The share consolidation also resulted in proportionate adjustments to outstanding stock options and RSUs as well as an adjustment to the conversion price of the Convertible Debentures. The share consolidation also increased the loss per share amount by the Consolidation Ratio.

6. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Share-based expense related to
Equity settled transactions	674	254	2,474	2,475
Cash settled transactions	557	82	861	100

Total share-based expense	1,231	336	3,335	2,575

6.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2011	5,249	6.42
Granted	1,028	2.78
Exercised	—	—
Expired	(474)	6.14
Forfeited	(845)	6.51

Outstanding, December 31, 2012	4,958	5.68
Granted	2,587	2.16
Exercised	—	—
Expired	(1,120)	5.12
Forfeited	(530)	6.58

Outstanding, September 30, 2013	5,895	4.16

Exercisable, December 31, 2012	3,010	6.29
Exercisable, September 30, 2013	2,099	6.37

Shares authorized for issuance under the option plan at September 30, 2013 were 11.5 million (December 31, 2012 – 8.0 million).

The weighted average fair value of stock options granted from the stock option plan during the nine months ended September 30, 2013 was Cdn$1.45 (2012 – Cdn$2.01) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2013	2012
Expected life (in years)	6.2	6.3
Volatility (1)	76.9%	73.8%
Dividend yield	—	—
Risk-free rate	1.6%	1.7%
Estimated forfeiture rate	10.0%	8.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at September 30, 2013:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
1.26 to 3.87	3,633	6.1	2.32
3.88 to 5.67	221	2.8	4.78
5.68 to 8.37	1,821	3.3	7.07
8.38 to 10.32	220	3.4	9.78

	5,895	5.0	4.16

6.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2011	312	4.59
Granted	849	2.04
Vested	(94)	3.42
Forfeited	(191)	3.03

Outstanding, December 31, 2012	876	2.16
Granted	1,693	1.64
Vested	(312)	2.59
Forfeited	(40)	2.28

Outstanding, September 30, 2013	2,217	1.84

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2013	2012
Expected life (in years)	2.0	2.0
Volatility (1)	76.4%	68.9%
Dividend yield	—	—
Risk-free rate	1.1%	1.2%
Estimated forfeiture rate	18.8%	20.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

September 30, 2013
Current liabilities related to RSUs	698
Long term liabilities related to RSUs	391
Intrinsic value of vested and unreleased RSUs	—

7. FINANCIAL INSTRUMENTS

7.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	September 30, 2013	December 31, 2012
Convertible Debentures
Carrying amount	64,628	65,214
Fair value	50,876	60,052

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at period end.

7.2 Financial Instruments Measured at Fair Value Through Profit and Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, Financial Instruments: Disclosures, as described below:

•	Level 1 – using quoted prices in active markets for identical assets or liabilities.

•	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at fair value through profit or loss (“FVTPL”):

Level 2
2011 Convertible Component of Debentures
Balance January 1, 2013	181
Derivative gains through profit and loss	(177)
Foreign exchange gains	(4)

Balance September 30, 2013	—

The fair value of the convertible component of the Convertible Debentures was estimated using a Black-Scholes pricing model. The gain on derivative instruments from continuing operations of $0.2 million for the nine months ended September 30, 2013 (2012 – $1.5 million) originated from the revaluation of derivative instruments measured at FVTPL.

7.3 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”).

8. SEGMENT INFORMATION

The following table presents the Company’s segment losses, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate (3)	Total
Segment income from continuing operations
For the three months ended September 30, 2013	—	1	—	239	52	292
For the three months ended September 30, 2012	—	—	—	—	11	11
For the nine months ended September 30, 2013	—	2	—	299	81	382
For the nine months ended September 30, 2012	—	—	—	—	21	21
Segment loss from continuing operations
For the three months ended September 30, 2013	(4,829)	(729)	(1,709)	(2,719)	(5,224)	(15,210)
For the three months ended September 30, 2012	(3,414)	(772)	(20,587)	(2,217)	(7,007)	(33,997)
For the nine months ended September 30, 2013	(5,319)	(1,856)	(5,349)	(6,920)	(16,126)	(35,570)
For the nine months ended September 30, 2012	(4,310)	(3,229)	(23,130)	(6,407)	(14,122)	(51,198)
Segment assets (1)
As at September 30, 2013	10,798	152,498	85,558	101,478	7,345	357,677
As at December 31, 2012	37,901	142,051	77,149	101,846	43,110	402,057
Segment liabilities (2)
As at September 30, 2013	19,163	168,998	111,084	101,757	(311,023)	89,979
As at December 31, 2012	25,616	156,696	97,325	95,205	(275,783)	99,059
Capital investments – Intangible
For the three months ended September 30, 2013	31	598	2,958	—	—	3,587
For the three months ended September 30, 2012	587	441	7,455	—	—	8,483
For the nine months ended September 30, 2013	693	7,230	7,352	—	—	15,275
For the nine months ended September 30, 2012	10,681	3,192	22,660	—	—	36,533
Capital investments – Property, plant and equipment
For the three months ended September 30, 2013	(2)	—	—	—	348	346
For the three months ended September 30, 2012	1,376	—	—	(32)	—	1,344
For the nine months ended September 30, 2013	(50)	—	(80)	—	925	795
For the nine months ended September 30, 2012	6,795	—	—	3	40	6,838

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale in the Asia segment as at December 31, 2012.
(2)	Liabilities for Corporate include intercompany receivables of $399.4 million as at September 30, 2013 (December 31, 2012 - $367.0 million) required to eliminate intercompany payables upon consolidation.
(3)	As at, and for the three and nine months ended September 30, 2013 the Corporate segment includes the results of, and any remaining assets and liabilities of Sunwing Holding Corporation not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating activities
Accounts receivable	3,062	1,647	9,877	4,122
Note receivable	(3)	(6)	5	(5)
Prepaid and other current assets	163	91	1,187	257
Accounts payable and accrued liabilities	(5,548)	3,157	(8,137)	(471)

	(2,326)	4,889	2,932	3,903

Investing activities
Accounts receivable	—	(6)	—	(1)
Prepaid and other current assets	—	2	—	(34)
Accounts payable and accrued liabilities	337	(15,265)	2,193	6,439

	337	(15,269)	2,193	6,404

Financing activities
Accounts payable and accrued liabilities	4	(16)	19	(16)

	(1,985)	(10,396)	5,144	10,291

10. RELATED PARTY TRANSACTIONS

Ivanhoe is a party to cost sharing agreements with other companies which are related or controlled through common directors or shareholders. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. Ivanhoe also shares the costs of employing administrative and non-executive management personnel at these offices.

Related party expenditures for the three and nine months ended September 30 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Related Party	Nature of Transaction	2013	2012	2013	2012
Global Mining Management Corp.	Administration	125	45	409	229
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	900	900
Ivanhoe Capital Services Ltd.	Administration	82	67	363	243
SouthGobi Resources Ltd.	Administration	—	6	—	44
1092155 Ontario Inc.	HTL™ technology	16	12	40	36
Ivanhoe Systems PTE Ltd.	Information Technology	—	—	50	—
Ivanhoe Capital Finance Ltd.	Financing	—	237	—	1,230

		523	667	1,762	2,682

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	September 30, 2013	December 31, 2012
Global Mining Management Corp.	Administration	25	39
Ivanhoe Capital Services Ltd.	Administration	85	26

		110	65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are relevant in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2012 Form 10-K. Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil; competition for oil exploration properties from larger, better financed oil companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s patented Heavy-to-light (“HTL™”) technology; the potential success of the Company’s oil properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; implementation of the Company’s capital investment program; and maintaining the listing of the Company’s common shares on NASDAQ.

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

Advisories

This Form 10-Q should be read in conjunction with the Company’s September 30, 2013 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2012 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

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

HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
($000, except as stated)	2013	2012	2013	2012
Capital expenditures	3,933	9,827	16,070	43,371
Net cash used in operating activities	(10,423)	(3,089)	(31,049)	(14,165)
Net loss from continuing operations	(15,210)	(33,997)	(35,570)	(51,198)
Net loss per share from continuing operations – basic and diluted	(0.13)	(0.30)	(0.31)	(0.45)

Net loss from continuing operations during the three months ended September 30, 2013 was $15.2 million, a decrease of $18.8 million compared to $34.0 million in the same period in 2012. The decrease is mainly attributable to $17.9 million lower exploration and evaluation costs, $1.7 million lower foreign currency exchange losses, $1.0 million lower finance expense which were partially offset by $2.0 million higher general and administrative expenses and a $0.5 million lower recovery of deferred income taxes.

Capital expenditures were $3.9 million in the third quarter of 2013. In Ecuador, $3.0 million was spent on drilling and related activities for the IP-14b appraisal well. Our Canada segment spent $0.4 million on environmental costs and $0.2 million on the completion of a seismic and drilling program that will provide further information for initial development on the Tamarack project located in the Athabasca region of Canada (the “Tamarack Project”), including determining optimal well pair locations.

RESULTS OF OPERATIONS

Operating Costs

Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas and mainly consist of contract labor and materials.

Operating costs for the three months ended September 30, 2013 were $0.9 million, which was $0.3 million lower compared to operating costs of $1.2 million incurred during the same period in 2012. The decrease is primarily due to timing of the payments made in the respective quarters.

Operating costs for the nine months ended September 30, 2013 were $3.1 million, which was $0.4 million lower compared to operating costs of $3.5 million incurred during the same period in 2012. The decrease is primarily due to timing of the payments made in the respective periods.

Exploration and Evaluation

Exploration and evaluation costs (“E&E costs”) in the three and nine months ended September 30, 2013 were $4.7 million, which was $17.9 million lower compared to $22.6 million in the three months ended September 30, 2012 and 18.1 million lower compared to $22.8 million in the nine months ended September 30, 2012, respectively.

In July 2013, the Government of Mongolia confirmed the extension of the Company’s PSC for a two year period, expiring in July 2015. The Company believes it has exceeded minimum expenditure requirements of the first 5 year term of the PSC by a significant margin. As part of the Company’s refocus of global activities, it is actively pursuing potential candidates to purchase or farm-in on the Mongolian PSC. The Company has updated the geology and exploration potential based of the Mongolian PSC property on recent drilling and 2D seismic completed early in 2012 and has identified drillable targets. With the current economic conditions globally, it is not clear as to when a potential purchase or farm-in process will be successfully concluded. The Company expensed $4.7 million in capital costs in the third quarter of 2013 to reduce the carrying value of assets related to the Mongolian PSC to their estimated recoverable amount. Management will continue to review the estimated recoverable amount at each period end until the expiration of the PSC. As part of the overall asset review, the Company plans to write down, in an orderly manner, the residual carrying value of the Mongolian asset over the remaining term of the PSC due to increasing uncertainty of cash flows towards the expiration date.

In 2012, drilling of the IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.7 million in related costs in the third quarter of 2012. In addition, the Company also expensed $2.9 million in capital costs in the third quarter of 2012 relating to the second Mongolian well drilled in 2011. Independent laboratory tests finalized in September 2012 on the drill cuttings from Mongolia indicated that there is a high probability that mobile oil is limited in the well. Other E&E costs of $0.2 million were expensed in the second quarter of 2012.

General and Administrative

General and administrative (“G&A”) expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended September 30, 2013 were $9.1 million, which was $2.0 million higher compared to G&A expenses of $7.1 million incurred during the same period in 2012. The increase is primarily due to $1.5 million in increased legal costs mainly related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q and $0.5 million of other G&A expenses accounted for the remainder of the difference.

G&A expenses for the nine months ended September 30, 2013 were $30.2 million, which was $6.9 million higher compared to G&A expenses of $23.3 million incurred during the same period in 2012. The increase is primarily due to $1.0 million one-time staff costs related to severance and retention of key employees in the Asia segment in the first quarter of 2013 and the $1.3 million excess of short-term incentive compensation over the 2012 accrual. In addition, $2.8 million in increased legal costs mainly related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q and $1.8 million other G&A expenses accounted for the remainder of the difference.

Depreciation

Depreciation expense consists primarily of charges for the amortization of capitalized costs of the FTF but also includes furniture and equipment depreciation.

Depreciation expense for the three months ended September 30, 2013 was $0.3 million, which was relatively unchanged compared to depreciation expense of $0.2 million incurred during the same period in 2012 as there were no significant changes to the underlying property, plant and equipment in the period.

Depreciation expense for the nine months ended September 30, 2013 was $0.7 million, which was unchanged compared to depreciation expense of $0.7 million incurred during the same period in 2012 as there were no significant changes to the underlying property, plant and equipment in the period.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s receivables and payables denominated in foreign currencies.

Foreign currency exchange loss for the three months ended September 30, 2013 was $1.0 million, which was $1.7 million lower compared to the foreign currency exchange loss of $2.7 million incurred during the same period in 2012. The change is primarily due to the revaluation of the Cdn$73.3 million of Convertible Debentures as the Canadian dollar strengthened in relation to the US dollar more in the third quarter of 2012 than it did in the same period in 2013 resulting in decreased losses on the translation of the debt in 2013. In addition Ivanhoe held more Canadian dollar cash in the third quarter of 2013 than it did in the same period in 2012, resulting in gains on translation of the Canadian dollar cash.

Foreign currency exchange gain for the nine months ended September 30, 2013 was $2.0 million, which was a change of $3.9 million compared to the foreign currency exchange loss of $1.9 million incurred during the same period in 2012. In the first three quarters of 2013, the Canadian dollar weakened in comparison to the US dollar, resulting in gains on the translation of the Company’s Convertible Debentures, which was partially offset by losses on translation of Canadian dollar cash. In the first three quarters of 2012, the Canadian dollar strengthened in comparison to the US dollar, resulting in losses on the translation of the Company’s Convertible Debentures, which was partially offset by gains on translation of Canadian dollar cash.

Derivative Instruments

The gain on derivative instruments results from accounting for the changes in the fair value of derivative instruments through earnings. A lower share price decreases the valuation of the derivative; conversely, a higher share price increases the valuation of the derivative.

The derivative instruments gain for the three months ended September 30, 2013 was nil, which was unchanged compared to a derivative instruments gain of nil incurred during the same period in 2012.

The derivative instruments gain for the nine months ended September 30, 2013 was $0.2 million, which was $1.3 million lower compared to a derivative instruments gain of $1.5 million incurred during the same period in 2012. The decrease is primarily due to a larger portion of the fair value being recognized through earnings in the first three quarters of 2012 as a result of decreasing share prices. In the first three quarters of 2013 the remaining fair value of $0.2 million was recognized through earnings as a result of further decreases in share prices.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended September 30, 2013 was $0.5 million, which was $1.0 million lower compared to finance expense of $1.5 million incurred during the same period in 2012. The decrease is primarily due to a reduction of $1.0 million in interest expense resulting from lower debt in 2013 which the Company used to fund operations while closing the 2012 asset dispositions.

Finance expense for the nine months ended September 30, 2013 was $2.0 million, which was $0.1 million lower compared to finance expense of $2.1 million incurred during the same period in 2012. The decrease is primarily due to a reduction of $2.0 million in gross interest expense resulting from lower debt in 2013 which the Company used to fund operations while closing the 2012 asset dispositions. This was partially offset by a $1.5 million increase in net interest being expensed due to lower capital expenditures to which interest would be allocated in the first three quarters of 2013 compared to the same period in 2012 combined with a reduction of $0.4 million to anticipated holdback proceeds from the transaction with MIE Holding Corporation (“MIE”), in which the Company disposed of its wholly-owned subsidiary, Pan-China Resources Ltd. to MIE.

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

Recovery of Income Taxes

The deferred income tax recovery for the three months ended September 30, 2013 was $0.9 million, which was $0.5 million lower compared to a recovery of $1.4 million incurred during the same period in 2012. The decrease is due to the Company adjusting its estimated opening tax pool balances to reflect the actual amounts in the Company’s prior year corporate tax returns. This adjustment occurs in the third quarter after the corporate tax returns are filed. The true up was higher in 2012 than 2013.

The deferred income tax recovery for the nine months ended September 30, 2013 was $2.6 million, which was $0.7 million higher compared to a recovery of $1.9 million incurred during the same period in 2012. The increase is primarily due to an expiration of prior year losses in 2012 which reduced the amount of recovery by $0.8 million for that year. The impact of higher net operating losses increased the recovery for 2013 by $0.3 million, which was offset by lower adjustments to opening tax pool balances of $0.4 million.

Off-Balance Sheet Arrangements

As at September 30, 2013 the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

	Total	2013	2014	2015	2016	After 2016
Long term debt(1)	71,155	—	—	—	71,155	—
Interest on long term debt(1)	11,242	2,051	4,091	4,091	2,029	—
Decommissioning obligations(2)	5,369	—	—	—	205	5,164
Leases	3,358	398	965	731	733	531

Total	92,144	2,449	5,056	4,822	74,122	5,695

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD=0.9706 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($3.0 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the financial statements included in the 2012 Form 10-K, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At September 30, 2013, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the US and in Ecuador was $5.4 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2013 and 2018.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash used in operating activities	(10,423)	(3,089)	(31,049)	(14,165)
Cash (used in) provided by investing activities	(4,060)	(26,786)	3,746	(42,548)
Cash provided by financing activities	4	18,678	19	55,960

Liquidity

Ivanhoe’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of our existing projects and to maintain the Company’s business activities at their current level. In the near term, the Company will require other sources of financing in order to continue operating its business as currently constituted. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms.

These activities include discussions with a large international oil company for the creation of a joint financial participation arrangement in respect of its Pungarayacu project in Ecuador. The transaction contemplated by these discussions, if and when consummated, would be expected to generate additional cash. While progress in reaching the transaction objective has been made by the potential transaction participants, there is no assurance that the objective can be achieved, or achieved in a timely manner. Without timely access to a sufficient source of financing to enable the Company to make its planned capital expenditures and otherwise fund the cost of carrying on its business, the Company may have to significantly curtail its existing business activities and may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2013 was $10.4 million, which was $7.3 million higher compared to cash used in operating activities of $3.1 million incurred during the same period in 2012. The increase is primarily due to $5.9 million in revenues net of operating costs relating to the Company’s discontinued operations received in the third quarter of 2012 not recurring in the same period in 2013 combined with $5.7 million in previously accrued taxes paid in relation to the disposition of the discontinued operations and $1.5 million in increased cash G&A expenses as discussed above. The increase was partially offset by the collection of $3.7 million of previously accrued receivables related to the sale of Pan-China Resources Ltd. to MIE and $2.1 million in other changes impacting operating activities. The $5.9 million decrease in revenues net of operating costs relating to the Company’s discontinued operations in the third quarter of 2013 is partially offset by the $0.3 million decrease in E&E expenditures in the third quarter of 2013 discussed below.

Net cash used in operating activities for the nine months ended September 30, 2013 was $31.0 million, which was $16.8 million higher compared to cash used in operating activities of $14.2 million incurred during the same period in 2012. The increase is primarily due $19.9 million in revenues net of operating costs relating to the Company’s discontinued operations received in the first three quarters of 2012 not recurring in the same period in 2013 combined with $7.4 million in previously accrued taxes paid in relation to the disposition of the discontinued operations and $2.8 million in increased cash G&A expenses as discussed above. The increase was partially offset by the collection of the $5.0 million in holdback proceeds in the second quarter of 2013 from the transfer of the Zitong Block Petroleum Contract to Shell China, the collection of $5.3 million related to the sale of Pan-China Resources Ltd. to MIE, and $3.0 million in other changes impacting operating activities. The $19.9 million decrease in revenues net of operating costs relating to the Company’s discontinued operations in the first three quarters of 2013 is partially offset by the $10.0 million decrease in E&E expenditures in the three quarters of 2013 discussed below.

Investing Activities

E&E Expenditures

E&E expenditures for the three months ended September 30, 2013 were $3.6 million, which were $4.9 million lower compared to E&E expenditures of $8.5 million incurred during the same period in 2012. In the third quarter of 2013, our Canada segment spent $0.4 million on environmental costs and $0.2 million on the completion of a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair locations. In Ecuador, $3.0 million was spent on drilling and related activities for the IP-14b appraisal well. Exploration and evaluation capital expenditures for the Company in the three months ended September 30, 2012 totaled $8.5 million. Expenditures of $7.5 million were incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador. These costs, as well as the remaining year to date 2012 IP-17 drilling costs in Ecuador totaling $19.7 million, were expensed in the third quarter of 2012. In China, expenditures of $0.3 million relating to discontinued operations were incurred in finalizing the seismic program completed in the second quarter of 2012.

E&E expenditures for the nine months ended September, 2013 were $15.3 million, which were $21.2 million lower compared to E&E expenditures of $36.5 million incurred during the same period in 2012. In 2013, our Canada segment spent $7.2 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair locations. In Ecuador, $7.4 million was spent on environmental work, road work and in drilling of the IP-14b appraisal well. In Mongolia, $0.7 million was spent on acquisition of a 106 kilometer 2-D seismic program that will be used in determining additional exploration prospects to support business development efforts. In the nine months ended September 30, 2012, exploration and evaluation capital expenditures totaled $36.5 million. In China, Ivanhoe expended $10.7 million relating to discontinued operations on the seismic program at Zitong, expenditures to support the regulatory process at the Tamarack Project were approximately $3.1 million and costs incurred in connection with drilling of the IP-17 exploration well in the southern part of Block 20 in Ecuador totaled $22.7 million. Capitalized costs of $19.7 million associated with the IP-17 well were expensed in the third quarter as non-commercial quantities of hydrocarbons were discovered. Certain costs related to IP-17 remain capitalized as the well may be used in future development.

Restricted Cash

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of the supplementary agreement with the China National Petroleum Corporation. Following the disposition of the Company’s interest in the Zitong Block, the Company received the $20.0 million in cash that was posted for the performance bond in February 2013.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2013 was nil, which was $18.7 million lower compared to cash provided in financing activities of $18.7 million during the same period in 2012. Ivanhoe received financing of $18.7 million, net of transaction costs, to support liquidity as discussed below.

Net cash used in financing activities for the nine months ended September 30, 2013 was nil, which was $56.0 million lower compared to cash provided in financing activities of $56.0 million during the same period in 2012. In the nine months ended September 30, 2012, Ivanhoe received financing of $56.0 million, net of transaction costs, to support liquidity. Pursuant to an unsecured loan agreement signed in late 2011, the Company received $10.0 million from ICFL in January 2012. In March 2012, the Company established a $50.0 million short-term secured credit facility with UBS Securities LLC. The loan consists of an initial tranche of $30.0 million and included an accordion feature to increase the total amount by up to an additional $20.0 million, which was drawn by the Company in July 2012.

Capital Structure

	As at September 30, 2013		As at December 31, 2012
Long term debt	64,628	19.4%	65,214	17.7%
Shareholders’ equity	267,698	80.6%	302,998	82.3%

Total capital	332,326	100.0%	368,212	100.0%

At September 30, 2013, Ivanhoe’s market capitalization was less than the carrying value of the Company’s assets. Management does not consider this to be determinative that impairment exists as there are many factors which should be considered when interpreting Ivanhoe’s recent trading price. Management does not believe the full value of the Company’s oil assets or patented HTL™ technology is reflected in Ivanhoe’s current stock price.

On April 22, 2013, the Company’s shareholders approved a proposal to affect a reverse stock-split of the Company’s common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. The reverse stock-split took effect on April 25, 2013. As a result of the reverse stock-split shareholders received one new common share for every three old common shares held and an initial trading price for the new common shares above the NASDAQ minimum bid price was established thereby enabling the Company to regain compliance on May 9, 2013.

On September 6, 2013, the Company received a notification letter from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. For additional information, refer to the Form 8-K filed on September 12, 2013.

OUTLOOK

Tamarack Project

In the first three quarters of 2013, the Company completed discussions with five stakeholders that operate in proximity to the Tamarack Project, including the Regional Municipality of Wood Buffalo, Fort McMurray No. 468 First Nation, the community of Fort McKay, including the Fort McKay First Nation and the Fort McKay Metis Community Association and the Mikisew Cree First Nation. Each of these stakeholders filed letters of non-objection regarding the Tamarack Project with the regulatory authorities, identifying that they do not oppose the development. As of June 17, 2013 the AER is the new, single regulatory authority in Alberta and is operating under a new regulatory process. As part of this process, the AER will make decisions on the Tamarack Project application. These decisions may involve the necessity of a public hearing to address outstanding concerns including those raised by Suncor Energy Inc. (“Suncor”) regarding its south tailings pond. The Company remains diligent in responding to the regulator and Suncor and is pressing for resolution, but the regulatory timeline is largely within the AER’s control. The Company believes that the Tamarack Project is safe, technically sound, and economically viable, and continues to use all efforts to remove remaining Statements of Concern and progress the application towards approval. Project advancement, as currently envisaged, is subject to direction from the regulator, receipt of an Order in Council from the Alberta Government, securing a partner and sanctioning by the Ivanhoe Board of Directors.

Ecuador

In Ecuador, the Company has been engaged in discussions with a large international oil company regarding jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms which has been used in separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government has been the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly develop Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. While progress in reaching the transaction objective has been made by the potential transaction participants, there is no assurance that the objective can be achieved, or achieved in a timely manner. If approved, this new arrangement would supplant Ivanhoe’s existing contract. The existing contract appraisal period is scheduled to expire on December 31, 2013. A second stage, the Pilot stage, would then begin and last for up to three years, should the company choose to participate further in the contract.

HTLTM

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

Mongolia

In Mongolia, the expiry date of the Company’s PSC has been extended for a two year period to July 18, 2015. The Company is currently undergoing the 2012 Cost Recovery Audit process.

The Company believes it has exceeded the PSC’s minimum expenditure requirements of the first 5 year term by a significant margin. As part of the Company’s refocus of global activities, it is actively pursuing potential candidates to purchase or farm-in on the Mongolian PSC. The company has updated the geology and exploration potential based on recent drilling and 2D seismic completed early in 2012 and has identified drillable targets to support business development efforts. With the current economic conditions globally, it is not clear as to when the potential purchase or farm-in process will be successfully concluded. The Company expensed $4.7 million in capital costs in the third quarter of 2013 to reduce the carrying value of assets related to the Mongolian PSC to their estimated recoverable amount. Management will continue to review the estimated recoverable amount at each period end until the expiration of the PSC. As part of the overall asset review, the company plans to write down, in an orderly manner, the residual carrying value of the Mongolian asset over the remaining term of the PSC due to increasing uncertainty of cash flows towards the expiration date.

Corporate

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

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

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

The arbitration trial was held in Houston from September 9 to 13, 2013. Post-trial briefs were due October 11, 2013. A decision from the arbitrators will follow.

The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time. The Company believes that the plaintiff’s claims have no merit.

Cotundo Minerales S.A.

On May 6, 2013, the Company became aware of a lawsuit brought by Cotundo Minerales S.A. (“Cotundo”) against the Company, two of its subsidiaries, and Company board member Robert Friedland, filed in the Supreme Court of British Columbia. The Company and its two subsidiaries have been served and responded with the Supreme Court of British Columbia; Robert Friedland has not been served. The suit alleges that the Company misused confidential information provided to it by Cotundo related to the Pungarayacu heavy oil field in Ecuador. Cotundo seeks damages in the form of lost profits, an imposition of a trust in favor of Cotundo, a transfer of Ivanhoe’s interest in the Pungarayacu field to Cotundo, interest, and costs.

The plaintiff and its claims in the recent lawsuit by Cotundo overlap with those from a previous lawsuit filed against the Company, its subsidiaries, Mr. Friedland and others in the United States District Court for the District of Colorado on November 20, 2008. That case was dismissed by the trial court for lack of personal jurisdiction, and that dismissal was affirmed by the United States Court of Appeals for the Tenth Circuit on July 12, 2012. The plaintiffs filed a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2013. Both the district court and the appellate court in the prior case awarded fees and costs to the Ivanhoe defendants.

The likelihood of loss or gain resulting from this dispute, and the estimated amount of ultimate loss or gain, are not determinable or reasonably estimable at this time. The Company believes that the plaintiff’s claims have no merit.

ITEM 1A:	RISK FACTORS

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s 2012 Form 10-K except as discussed below.

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

On April 22, 2013, the Company was granted approval by its shareholders to affect a reverse split of its common shares in order to regain compliance with the minimum bid price requirements set forth in the NASDAQ Listing Rules. A three-for-one common share consolidation was effective April 25, 2013 and the common shares began trading on a post-consolidation basis on the NASDAQ and the TSX on April 26, 2013. On May 9, 2013, the closing price of the Company’s common shares was at least $1.00 for the preceding 10 consecutive business days. On this basis, the Company had cured the minimum bid price deficiency and regained compliance with the NASDAQ Listing Rules.

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

On September 6, 2013, the Company received Notice from the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days.

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

IVANHOE ENERGY INC.

By:	/s/ Gerald D. Schiefelbein
Gerald D. Schiefelbein
Chief Financial Officer

Date:	November 12, 2013