Form 10-K
period 2013-12-31
IVANHOE ENERGY INC
filed 2014-03-17
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $82,643,930 based on the Toronto Stock Exchange closing price on that date. At March 7, 2014, the registrant had 114,824,253 common shares outstanding.

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

CURRENCY AND EXCHANGE RATES

Unless otherwise specified, all reference to “dollars” or to “$” are to US dollars and all references to “Cdn$” are to Canadian dollars. The noon-day exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

(US$)	2013	2012	2011
Closing	0.94	1.01	0.98
High	1.02	1.03	1.06
Low	0.93	0.96	0.94
Average noon	0.97	1.00	1.01

On March 7, 2014, the noon-day exchange rate was US$0.92 for Cdn$1.00.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain matters discussed in this Annual Report, including those appearing in Items 1 and 2 – Business and Properties and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that involve risks and uncertainties.

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “seek”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Annual Report include, but are not limited to statements relating to or associated with individual wells, regions or projects. Any statements as to possible future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing may be forward-looking statements.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Annual Report are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Annual Report. Such factors include, but are not limited to:  the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil and gas companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL®”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

GENERAL

Ivanhoe Energy Inc. (“Ivanhoe,” the “Company,” “we,” “our,” or “us”) is an independent international heavy oil development company focused on pursuing long term growth in its reserve base and production using advanced technologies, including its HTL® technology.  Core operations are in Canada and Ecuador, with business development opportunities worldwide.

The Company was incorporated pursuant to the laws of the Yukon Territory of Canada, on February 21, 1995, under the name 888 China Holdings Limited. On June 3, 1996, the Company changed its name to Black Sea Energy Ltd. On June 24, 1999, Black Sea Energy Ltd. merged with Sunwing Energy Ltd. (“Sunwing”), and the name was changed to Ivanhoe Energy Inc.

In 2005, Ivanhoe completed a merger with Ensyn Group Inc. (“Ensyn”) acquiring the proprietary, patented heavy oil upgrading process called HTL®. In July 2008, the Company acquired from Talisman Energy Canada (“Talisman”) oil sand interests, including certain oil sand leases in the Athabasca region of Canada (“Tamarack” or the “Tamarack Project”). Later in 2008, the Company signed a contract with the Ecuador state oil companies to explore and develop Ecuador’s Pungarayacu heavy oil field in Block 20. In 2009, Ivanhoe sold its wholly owned subsidiary, Ivanhoe Energy (USA) Inc., disposing of its oil and gas exploration and production operations in the United States (“US”). Also in 2009, the Company acquired a production sharing contract for the Nyalga Block XVI in Mongolia, through the takeover of PanAsian Petroleum Inc., a privately-owned corporation. In 2012, the Company sold its wholly owned subsidiary, Pan-China Resources Ltd, and assigned 100% of its participating interest in the Contract for Exploration, Development and Production in the Zitong Block, in both cases to third parties, disposing of its oil and gas exploration and production operations in China.

CORPORATE STRATEGY

Ivanhoe continues to pursue its core strategies, which are:

—	Seek out heavy oil development projects globally that have operational needs that can benefit from our proprietary HTL® technology;
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

Key advances in technology for non-conventional heavy oil and bitumen, including improved remote sensing, horizontal drilling and new thermal techniques have led to sustained increases in project activity.

These newer technologies have generated increased interest in heavy oil resources.  Nevertheless, remaining challenges for profitable exploitation include: i) the requirement for steam and electricity to help extract heavy oil; ii) the need for diluent to move the oil once it is at the surface; iii) the heavy versus light oil price differentials; and iv) conventional upgrading technologies are limited to very large scale, high capital cost facilities. These challenges can lead to “distressed” assets, where economics are poor, or to “stranded” assets, where the resource cannot be economically produced.

Ivanhoe’s Value Proposition

With the application of the HTL® process, Ivanhoe seeks to address the key heavy oil development challenges and do so at a relatively small minimum economic scale.

Ivanhoe’s HTL® technology is a partial upgrading process that is designed to operate economically in facilities as small as 10,000 to 30,000 bbls/d. This is substantially smaller than the minimum economic scale for conventional stand-alone upgraders such as delayed cokers, which typically operate at scales of over 100,000 bbls/d. The HTL® process is an analogue of the fluid catalytic cracking process, a tried and tested concept in oil processing. The key advantage of HTL® is the short cracking residence time of a few seconds. This results in smaller, less costly facilities and eliminates the need for hydrogen in hydrotreating units, an expensive, large minimum scale step typically required in conventional upgrading. HTL® has the added advantage of converting the by-products from the upgrading process into onsite energy, rather than generating large volumes of low value coke.

The HTL® process offers significant advantages as a field located upgrading alternative, integrated with the upstream heavy oil production operation.  HTL® provides four key benefits to the producer:

—	virtual elimination of external energy requirements for steam generation and/or power for upstream operations;

—	elimination of the need for diluent or blend oils for transport;

—	capture of the majority of the heavy versus light oil value differential; and

—	relatively small minimum economic scale of operations suited for field upgrading and for smaller field developments.

Project economics can be enhanced with the addition of HTL®. HTL®’s value proposition is greatest the more isolated the resource and where the resource owner has the fewest monetization alternatives.

Implementation Strategy

Ivanhoe is an oil and gas company with a patented technology which addresses several major problems confronting the oil and gas industry today. In addition, with Ivanhoe’s experience in thermal recovery schemes, the Company is in a position to add value and leverage its technology advantage by working with partners on stranded heavy oil resources around the world.

The Company’s continuing strategy is as follows:

—	Advance its two key heavy oil projects in Canada and Ecuador. Continue to deploy personnel and financial resources in support of the Company’s goal to become a significant heavy oil producer.

—	Advance the HTL® process. Additional development work will continue to advance the HTL® process through the commercial application of HTL® upgrading in Canada, Ecuador and beyond.

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

—
Continue to deploy the personnel and the financial resources to capture additional opportunities for development projects utilizing the Company’s HTL® process. Commercialization of the Company’s upgrading process requires close alignment with partners, suppliers, host governments and financiers.

PROPERTY DESCRIPTIONS

Our core oil and gas operations are located in two geographic areas: Canada and Ecuador. The Technology Development operation captures costs incurred to develop, enhance and identify improvements in the application of the HTL® technology. The Company also has an exploration project in Mongolia. Net income, capital expenditures and identifiable assets for these segments appear in Note 18 to the consolidated financial statements in Item 8 and in the MD&A in Item 7 of this Annual Report.

Canada

Tamarack, acquired from Talisman in 2008, is a 6,880 acre lease located approximately 10 miles northeast of Fort McMurray, Alberta, Canada. The Tamarack Project envisages a two-phased 40,000 bbl/d steam-assisted gravity drainage thermal recovery (“SAGD”) and HTL® facility. Our independent reserve evaluator, GLJ Petroleum Consultants Ltd. (“GLJ”), has assigned net probable reserves after royalties of 136 mmbbls of bitumen to Tamarack.

Ivanhoe filed an Environmental Impact Assessment for the Tamarack Project in November 2010. Regulators completed their initial review of the Company’s application and, as is customary, provided an initial set of Supplemental Information Requests (“SIRs”) in the third quarter of 2011. The Company submitted the supplemental information to the regulators in the fourth quarter of 2011.

The Company received additional SIRs in the second and fourth quarters of 2012 and responded to the SIRs in July and November 2012, respectively. On January 21, 2013, the Company received a Completeness Determination from Alberta Environment and Sustainable Resource Development pursuant to Section 53 of the Environmental Protection Act following its review of the Tamarack Environmental Impact Assessment. In August 2013, the Company enhanced its application by submitting an addendum. The addendum included results acquired in the first quarter of 2013 from the testing and coring of three additional wells and 3D seismic data from a portion of the project's area.

In December 2013, the Company learned that the Alberta Energy Regulator (“AER”) intends to conduct a thorough technical review of the factors that affect reservoir containment of shallow SAGD projects and will be consulting with stakeholders to develop formal regulatory requirements. Following discussions with each affected industry applicant, the AER issued a bulletin with interim guidelines. The AER now indicates that they will develop the new requirements following extensive industry and stakeholder engagement. This decision and process affects all shallow SAGD projects, including Ivanhoe's Tamarack Project.

Ivanhoe met with the AER in December 2013 and was advised that, per the interim guidelines, the Tamarack application would not continue to be processed until (a) 3D seismic has been collected and interpreted over the entire initial development area and (b) the maximum operating pressure meets the interim guidelines.

The Company then prepared to launch a seismic program over the remaining portion of the initial development area for which seismic had not been shot, and continued to discuss with the AER the validity of the Company’s methodology for its proposed maximum operating pressure.  The Company was given an indication that the AER might consider assessing and ruling on the validity of its methodology, but in a letter dated February 6, 2014 and received by the Company on February 24, 2014, the AER said that it would not do so.  At that point the Company cancelled the costly seismic program for this winter.

The Company is continuing its discussions with the AER and is exploring its alternatives for moving the Tamarack Project forward. In addition, the Company continues its discussions with local stakeholders to address any statements of concern as part of the regulatory process.  Ivanhoe continues to believe that its proposed development plan for Tamarack is safe and economically viable and expects the project will be approved. However, until the new formal regulatory requirements are known, Ivanhoe cannot determine whether the Tamarack Project, as currently proposed, will ultimately fit within those requirements.

The Company has suspended activity, including capital investment, on its current Tamarack oil sands project application, except for essential items, pending clarity from the AER on the final regulatory requirements for shallow SAGD projects and/or any continuing discussions the Company might have with the AER.

Ecuador

In October 2008, Ivanhoe Energy Ecuador Inc., an indirect wholly owned subsidiary, signed a 30 year specific services contract with the Ecuadorian state oil companies Petroecuador and Petroproduccion. The contract (which was subsequently assigned to another Ecuadorian state oil company, Petroamazonas) gives Ivanhoe the right to explore and develop the Pungarayacu heavy oil field in Block 20, an area of 426 square miles, approximately 125 miles southeast of Quito, Ecuador’s capital city. The specific services contract provides for the Ecuadorian Government to pay a fee for each barrel of oil produced from the field. This fee fluctuates based on three published producer price indices and, in the Company’s opinion, tracks West Texas Intermediate benchmark oil price movements. The Company anticipates using HTL® technology, as well as providing advanced oilfield technology, expertise and capital to develop, produce and upgrade heavy oil from the Pungarayacu field. The Company may also explore for lighter oil in the contract area and blend any light oil discoveries with the heavy oil for delivery to Petroamazonas.

In 2010, Ivanhoe drilled its first two appraisal wells in the Pungarayacu field.  The second, IP-5b, well was successfully drilled, cored and logged to a total depth of 1,080 feet. The well was perforated in the Hollin oil sands and steam was successfully injected into the reservoir resulting in production of heated heavy oil.  In 2011, the heavy crude oil extracted from the IP-5b well was successfully upgraded to local pipeline specifications using Ivanhoe’s proprietary HTL® upgrading process at its test facility in San Antonio.  Later in 2011, the Company completed a 190-kilometre 2-D seismic survey over the southern portion of Block 20. Following the analysis of the seismic program, Ivanhoe began preparing to drill one exploration well into the deeper Hollin and pre-cretaceous horizons in the southern part of the Pungarayacu Block to test the potential of lighter oil resources, which would prove beneficial for blending purposes and overall project economics.

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

During 2013, the Company drilled well IP-14b to a total depth of 1,150 feet and encountered hydrocarbons in the Hollin formation.  On December 31, 2013, the first phase of the Specific Services Contract between Ivanhoe and the Ecuadorian Government, representing the evaluation phase, ended.  The next steps in the contract would be the pilot and exploitation phases. However during 2013, the Company has been engaged in discussions with a large international oil company regarding the concept of jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms which has been used in separate discussions with the Government of Ecuador. The ultimate objective of these discussions with the Ecuadorian Government has been the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly develop Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. Although Ivanhoe remains optimistic, there is no assurance that this objective will be achieved or achieved in a timely manner. The outcome of these discussions is likely to have a significant impact on the Company’s continuing participation in the Block 20 project.

Asia

Mongolia

Through a merger with PanAsian Petroleum Inc. in November 2009, we acquired a production sharing contract (“PSC”) for the Nyalga Block XVI in the Khenti, Govi Sumber and Tov provinces in Mongolia. The project is operated by a Mongolian registered company Shaman LLC (“Shaman”) which is an indirect wholly-owned subsidiary of Panasian Energy Ltd. The block currently covers an area of approximately 9,239 square kilometers. The five year exploration period is divided into three consecutive phases, consisting of two years (“Phase I”), one year (“Phase II”) and two years (“Phase III”), with the ability to elect a two year extension following Phase I or Phase II.

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

In early 2013, the Company completed the acquisition of a 106 kilometer 2-D seismic program and completed processing of the results. This new seismic data has been incorporated with the recent drilling results by independent consultants and an up-to-date prospects report has been finalized as of the third quarter of 2013. The report has recommended potential for three drill sites to be evaluated based on this review result.

The five year initial term of the exploration license was to expire July 19, 2013. The Company applied for, and was granted a two year extension to the PSC after meeting the minimum expenditure requirement, extending the term to July 19, 2015 providing additional time to find a partner or buyer.

The PSC permits an additional two year extension from July 2015.

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

The following table presents estimated probable and possible oil reserves as of December 31, 2013.

Summary of Oil and Gas Reserves Using Average 2013 Prices

Canada
Bitumen
(mbbl)	Tamarack
Probable
Developed	–
Undeveloped	141,477
Possible
Developed	–
Undeveloped	31,465

Canada

Probable and Possible Reserves

No additional reserves were assigned to Tamarack in 2013 as further reserve development is subject to regulatory approval of the Company’s application for the project, sanctioning by the Board of Directors and further delineation drilling.

Possible reserves are within the Tamarack Project application area, but have a lower degree of certainty compared to our probable reserves due to lower quality reservoir characteristics or decreased certainty based on the level of reservoir delineation. See Internal Control over Reserve Estimation for a distinction between possible reserves and probable reserves.

Basis of Reserves Estimates

Recovery estimates for Tamarack are based on a combination of reservoir simulation, detailed reservoir characterization and analogue project performance.

Internal Control over Reserve Estimation

Management is responsible for the estimates of oil and gas reserves and for preparing related disclosures. Estimates and related disclosures in this Annual Report are prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) requirements, generally accepted industry practices in the US and the standards of the Canadian Oil and Gas Evaluation Handbook (the “COGE Handbook”) modified to reflect SEC requirements. As a Canadian public company, we are also subject to the disclosure requirements of National Instrument 51-101 (‘‘NI 51-101’’) of the Canadian Securities Administrators  (“CSA”), which requires us to disclose reserves and other oil and gas information in accordance with the prescribed standards of NI 51-101. The prescribed standards differ, in certain respects, from SEC requirements. See the Special Note to Canadian Investors on page 10.

The process of estimating reserves requires complex judgments and decision making based on available geological, geophysical, engineering and economic data. To estimate the economically recoverable oil and gas reserves and related future net cash flows, we consider many factors and make various assumptions including, but not limited to:

—	expected reservoir characteristics based on geological, geophysical and engineering assessments;

—	future production rates based on historical performance and expected future operating and investment activities;

—	future oil and gas prices and quality differentials;

—	assumed effects of regulation by governmental agencies; and

—	future development and operating costs.

We believe these factors and assumptions are reasonable based on the information available to us at the time we prepared our estimates. However, these estimates may change substantially as additional data from government regulations, ongoing development activities and production performance becomes available and as economic conditions impacting oil and gas prices and costs change.

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

Our reserve estimates were prepared by GLJ and reviewed by our in-house Senior Engineering Advisor (“SEA”). Our SEA is a professional engineer (P.Eng.) in Alberta, with over 23 years of broad industry experience with the past 14 years focusing on petroleum engineering in the oil and gas industry in Canada. His past experience includes development, planning and managing subsurface engineering for oil projects in Canada, forecasting and optimizing production, and evaluating new recovery processes.

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

The reserve quantities disclosed in this Annual Report represent reserves calculated on an average, first-day-of-the-month price during the 12 month period preceding the end of the year for 2013, using the standards contained in SEC Regulations S-X and S-K and Accounting Standards Codification 932 Extractive Activities – Oil and Gas (section 235), formerly Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities”. Such

information differs from the corresponding information prepared in accordance with Canadian disclosure standards under NI 51-101. The primary differences between the current SEC requirements and the NI 51-101 requirements are as follows:

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

Production, Sales Prices and Production Costs

	2013	2012(1)	2011
Oil production (bbls/d)	–	850	967
Average sales price ($/bbl)	–	114.28	105.93
Average operating cost (2) ($/bbl)	–	42.90	44.10

(1)	2012 production information relates to the Company’s project in Dagang which was sold in December 2012 and includes eleven months of results.
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

Ivanhoe’s oil production originated in Asia, specifically the Dagang and Daqing fields in China. The majority of our production came from Dagang and was sold to the Chinese national petroleum company. In December 2012, the Company sold the productive oil wells that were associated with its properties in China. No oil production occurred in 2013 as a result of the sale of all producing assets in 2012.

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

The Tamarack lease in Canada will expire in October 2016, but Ivanhoe has sufficient drill density to be granted a continuation by the Alberta Department of Energy one year prior to expiry or upon first production, whichever comes first. Ivanhoe filed the Tamarack Project application in 2010 and the application has been under regulatory review since that time. Recent regulatory changes will require Ivanhoe to submit additional technical data and information in order for process of the application to continue. In addition, there are pending regulatory changes which have yet to be finalized which could materially affect the project as current envisaged

We signed a specific services contract with the Ecuadorian state oil companies in October 2008 that allows us to develop and operate Block 20 for a term of 30 years, extendable by mutual agreement of the parties, for two additional periods of five years each, depending on the interests of the Ecuadorian Government and in conformity with local laws. On December 31, 2013, the first phase of the Specific Services Contract between Ivanhoe and the Ecuadorian Government, representing the evaluation phase, ended.  The next steps in the contract would be the pilot and exploitation phases. However, as discussed above, during 2013, Ivanhoe and a large international oil company were engaged in discussions to create a consortium to jointly develop Block 20 beginning in 2014. Ivanhoe is also engaged in separate discussions with the Ecuadorian Government respecting the consortium proposal. The outcome of these discussions is likely to have a significant impact on the Company’s continuing participation in the Block 20 project.

Acreage in Mongolia is subject to periodic relinquishments up to the end of the exploration period and the remaining acreage, if any, designated for appraisal and development will expire 20 years after the final commercial discovery on the Nyalga block.

Drilling Activity

	Net Exploratory			Net Development			Total
(net wells)(1)	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Wells Drilled
Asia
2013(2)	–	–	–	–	–	–	–
2012(2)	–	1.0	1.0	1.0	–	1.0	2.0
2011	–	1.0	1.0	2.5	–	2.5	3.5

(1)	Net wells are the sum of fractional working interests owned in gross wells.
(2)	At December 31, 2012 and December 31, 2013 we were not actively drilling wells.

TECHNOLOGY DEVELOPMENT

The Company’s Technology Development segment captures HTL® activities.  In April 2005, Ivanhoe merged with Ensyn and thereby obtained an exclusive, irrevocable license to the HTL® process for all applications other than biomass. The Company has since continued to expand patent coverage to protect innovations to the HTL® technology and to significantly extend Ivanhoe’s portfolio of HTL® intellectual property. Ivanhoe is the assignee of six granted US patents and currently has 13 US patent applications pending. In other countries, the Company has 57 patents granted and 32 pending patents. In addition, Ivanhoe owns exclusive, irrevocable licenses to 17 global patents for the rapid thermal processing process as it pertains to petroleum. The expiration date for Ivanhoe’s key patents is 2032.

Global demand for crude oil and liquid fuels is expected to continue to create an opportunity for additional exploitation of heavy oil resources.  Many heavy oil resources exist in the form of stranded assets which tend to be geographically remote or difficult to access.  In these remote locations, industrial infrastructure may be immature and the availability of construction resources is constrained.  In addition, production techniques continue to become ever more complex.  As a result, the development of heavy oil remains economically challenged and deployment of conventional solutions to solve these challenges can be impractical.  However, because of the global abundance of heavy oil deposits, we believe heavy oil is expected to remain an important global hydrocarbon resource.  An economic means of extraction is therefore needed to address the challenges of heavy oil development.

Ivanhoe Energy’s HTL® process is intended to provide an alternative to the traditional approach to the transportation of heavy crude oil.  HTL® aims to convert heavy, viscous crude oil into lighter, stable, more valuable and easily transportable products. The essence of the process undertakes rapid thermal conversion of heavy oil into high value Synthetic Crude Oil (“SCO”).

HTL® should position the heavy oil producer to capture the majority of the market value differential between heavy and light oil and eliminate the need for adding diluent to enable transportation.  In addition, by-products from HTL® can be used to produce significant amounts of energy for utilization on-site.  Traditionally, heavy crude is diluted with light oil such that it can be transported from the well to the refinery.  HTL® offers a new process where partial upgrading can be deployed close to the well, resulting in a much lighter, lower viscosity and stable product that can be transported to the refinery without diluent.

HTL® plants can be economically constructed at smaller scales than conventional upgrading processes and operate at a fraction of the per-barrel cost.  Reduced complexity as well as a smaller footprint make it possible for HTL® plants to operate in remote locations not possible with conventional technologies.  By integrating HTL® onto an FPUSO (Floating, Production, Upgrading, Storage, and Offloading) vessel, it becomes possible to develop stranded offshore heavy oil fields.

Ivanhoe has modularized the HTL® design, further widening the gap between the cost of HTL® and that of conventional upgrading facilities.  The modules are fabricated off-site and transported via barge, rail or road to the construction site.

When processing heavy crude oils with an 8° to 16° API gravity, HTL® produces a synthetic crude oil of 16° to 24° API.  The process substantially reduces the viscosity and converts the residual oil to high value synthetic crude oil, which can be processed by most modern refineries. The HTL® synthetic crude oil, when priced at the refinery gate and blended with a typical crude diet, has been valued by a third party engineering firm at close to Brent pricing.

The Kline Group, consultants to the energy and chemical industries, completed an evaluation in 2013 which compares HTL® to more than 10 other upgrading technologies under development today.  In this comparison, The Kline Group concluded that HTL® is the leading partial upgrading technology based on five significant advantages:

—	it is a novel carbon rejection process that is best suited for application in the field;

—	it produces high yields of valuable, transportable SCO;

—	it is in an advanced stage of developmet;

—	it requires lower capital costs; and,

—	it requires lower operating costs.

The company intends to commercialize the technology through two different models. The field integrated model, such as the Tamarack Project, integrates an HTL® facility with production. Ivanhoe is also developing midstream projects in which resource owners deliver heavy crude to a centralized HTL® facility that would partially upgrade the heavy oil for a fee. See Part I, Item 1A “Risk Factors - We may not successfully commercialize our HTL® technology.

Ivanhoe has a feedstock test facility (“FTF”) located at the Southwest Research Institute in San Antonio, Texas. The FTF has the functionality of a full-scale commercial facility, but at a size that allows for multi-run optimization and testing of third party crude oils from around the world. It provides an accurate estimate of the commercial processing characteristics of target crudes and facilitates the generation of intellectual property, including the development of new patents and operational know-how. In 2010, the FTF supported basic and front-end engineering for a commercial-scale HTL® plant for the Tamarack Project in Canada. In 2011, activities at the FTF focused on the assay and analyses related to the successful upgrading of the heavy oil recovered from the Pungarayacu IP-5b well in Ecuador. In 2012, Ivanhoe continued to exploit the unit to further technology development, process improvement as well as commercial engineering of HTL® plants. In 2013, Ivanhoe processed heavy crude for Ecopetrol in the FTF and produced commercially attractive yields and product properties.

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

Environmental Regulations

Our oil and gas and HTL® operations are subject to various levels of government regulation relating to the protection of the environment in the countries in which we operate. We believe that our operations comply in all material respects with applicable environmental laws.

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

Operations in Canada are governed by comprehensive federal, provincial and municipal regulations. We submitted the Regulatory Application/Environmental Impact Assessment for the Tamarack Project to the Government of Alberta in November 2010. The AER is a new regulatory authority responsible for our project application. In January 2014, the AER announced that it is reviewing its standards for approving all shallow SAGD projects, including ours.  While the process for establishing the new standards continues, the processing of our application has been suspended.  Part of the approval process will require the disposition of two Statements of Concerns, one filed by Suncor Energy Inc. and another by the Athabasca Chipewyan First Nation. The Company will be required to obtain numerous ancillary approvals prior to commencing operations and will be subject to ongoing environmental monitoring and auditing requirements.

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

EMPLOYEES

As at December 31, 2013, we had 75 employees. None of our employees are unionized.

AVAILABLE INFORMATION

The principal corporate office of Ivanhoe Energy Inc. is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101-6th Avenue SW, 19th  Floor, Calgary, Alberta, T2P 3P4.

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

If we are unable to adequately fund our substantial capital and operating requirements our ability to continue as a going concern could be adversely affected

Our business is capital intensive and the advancement of our projects in Canada, Ecuador and Mongolia and our HTL® technology commercialization initiatives require significant funding. We have a history of operating losses and our current exploration and development activities do not generate cash flow sufficient to meet our funding obligations and capital expenditure plans. Historically, we have relied upon equity capital as our principal source of funding. The sustainability of our business is dependent upon our having reliable access to additional capital in order to meet obligations associated with our existing projects and capitalize upon potentially valuable opportunities to acquire and develop future projects. We may seek financing from a combination of strategic investors and/or public and private debt and equity markets, either at the parent company level or at a project level. There is no assurance that we will be able to obtain such financing or obtain it on favorable terms and any future equity issuances may be dilutive to our existing shareholders.

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

Talisman’s security interest in our Tamarack Project assets could impede our ability to secure third party debt

When we acquired our Tamarack Project in 2008, we incurred a series of debt obligations in favor of Talisman secured by a first fixed charge and security interest in the Tamarack oil sands leases and a general security interest in all of our present and after acquired property, other than our equity interests in our subsidiaries (through which we hold our HTL® technology and our projects in Ecuador and Mongolia). Although we have satisfied substantially all of the material debt obligations we owed to Talisman, we remain subject to a contingent payment obligation of up to Cdn$15.0 million, which is also secured by Talisman’s security interest. This contingent obligation becomes due and payable if and when we obtain the requisite government and other approvals necessary to develop the northern border of one of the leases. We are obliged to use commercially reasonable efforts to obtain these approvals. However, despite our efforts, the risks inherent in oil field development, including potential environmental considerations, create significant uncertainty as to when, if ever, we will be able to obtain these approvals and, consequently, we cannot predict when, if ever, this contingent obligation will become due and payable or when Talisman’s security interest will be released and discharged.

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

The exercise of discretion by governmental authorities under existing legislation and regulations, the amendment of existing legislation and regulations or the implementation of new legislation or regulations, affecting the oil and gas industry could materially increase the cost of developing and operating our projects and could have a material adverse impact on our business. For example, AER’s recent announcement that it is reviewing its standards for approving all shallow SAGD projects is likely to result in delays in the process of developing our Tamarack Project. There can be no assurance that laws, regulations and government policies relevant to our projects will not be changed in a manner which may adversely affect our ability to develop and operate them. In the case of our Tamarack Project, until AER’s new regulatory requirements are known, we cannot determine whether the Tamarack Project, as currently proposed, will ultimately meet those requirements. If it does not, there can be no assurance that the project can be developed and operated in a manner that is both economically viable and compliant with regulatory requirements. Failure to obtain all necessary permits, leases, licenses and approvals, or failure to obtain them on a timely basis, could result in delays or restructuring of our projects and increase costs, all of which could have a material adverse effect on our business.

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

SAGD technologies for in-situ recovery of heavy oil and bitumen are energy intensive and may be unsustainable

We intend to integrate established SAGD thermal recovery techniques with our patented HTL® upgrading process. Heavy oil recovery using the SAGD process is subject to technical and financial uncertainty. Current SAGD technologies for in-situ recovery of heavy oil and bitumen are energy intensive, requiring significant consumption of natural gas and other fuels for the production of steam used in the recovery process. The amount of steam required in the production process can vary and any material variance can impact costs. The performance of the reservoir can also affect the timing and levels of production using SAGD technology. Although SAGD technology is now being used by several producers, commercial application of the technology is still in its early stages relative to other methods of production. In the absence of an extended and demonstrated operating history, there can be no assurances with respect to the sustainability of SAGD operations. The AER is reviewing its approval standards for SAGD project applications and the outcome is uncertain.

We may not successfully commercialize our HTL® technology

Successful commercialization of our HTL® technology in the oil and gas industry is contingent upon our ability to identify and acquire appropriate sources of feedstock for, and economically design, construct and operate, commercial-scale plants and a variety of other factors, many of which are outside our control. To date, commercial-scale HTL® plants have only been constructed and operated in the bio-mass industry.

Technological advances could render our HTL® technology obsolete

We expect that technological advances in competing processes and procedures for upgrading heavy oil and bitumen into lighter, less viscous products will continue to be made. It is possible that these competing processes and procedures could cause our HTL® technology to become uncompetitive or obsolete.

Alternate sources of energy could lower the demand for the products that our HTL® technology is intended to produce

Alternative sources of energy are continually under development. If reliance upon petroleum based fuels decreases, the demand for products that our HTL® technology is intended to produce may decline. It is possible that technological advances in engine design and performance could reduce the use of petroleum based fuels, which would also lower the demand for products that our HTL® technology is intended to produce.

Efforts to commercialize our HTL® technology may give rise to claims of infringement upon the patents or other proprietary rights of others

We might not become aware of claims of infringement of the patents or other rights of others in deploying the HTL® technology until after we have made a substantial investment in the development and commercialization of HTL® projects. Third parties may claim that our HTL® designs and operations infringe their patents. Legal actions could be brought against us claiming damages and seeking injunctions that would prevent us from testing or commercializing our technology. If an infringement action were successful, in addition to potential liability for damages, we could be required to obtain and pay for a claiming party’s license or be enjoined from using the HTL® technology.  We might have to expend substantial resources in litigation defending any such infringement claims. Some possible claimants may have significantly more resources to spend on litigation than we do.

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

Certain projects are at a very early stage of development

Our projects are at varying stages of development. We are in the midst of a regulatory approval process with the Government of Alberta in respect of our Tamarack Project. The approval of our Tamarack Project has been suspended pending review by the AER of standards for approval of all shallow SAGD projects. Although we believe that we will successfully complete the regulatory approval process, there is no assurance that the process will be successfully completed, or completed on a timely basis. If the regulatory approval process becomes more protracted than anticipated, construction of the Tamarack

Project could be significantly delayed. There is also a risk that the Government of Alberta may not approve the project as proposed or that it may impose conditions upon its approval which could significantly impair the economics of the project. Our projects in Ecuador and Mongolia are at a very early stage of development; no reserves have yet been established and no detailed feasibility or engineering studies have yet been produced.

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

Government policy in Ecuador may change to discourage foreign investment, or legal requirements pertinent to foreign investment in Ecuador may change in unforeseen ways. There can be no assurance that our investments and assets in Ecuador will not be subject to nationalization, requisition or confiscation, whether legitimate or not, by any authority or body. While the Block 20 agreement contains provisions for compensation and reimbursement of losses we may suffer under such circumstances, there is no assurance that such provisions would effectively restore the value of our original investment. There can be no assurance that Ecuadorian laws protecting foreign investments will not be amended or abolished or that the existing laws will be enforced or interpreted to provide adequate protection against any or all of the risks described above. There can also be no assurance that the Block 20 agreement will prove to be enforceable or provide adequate protection against any or all of the risks described above.

We have been engaged in discussion with a large international oil company regarding jointly investing and participating in the development and operation of Block 20. During the course of these discussions, the parties have developed a framework of commercial terms which has been used in separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government of Ecuador has been the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly develop Block 20. The formation of the consortium is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective. There is no assurance that this objective can be achieved or achieved in a timely manner. The outcome of these discussions is likely to have a significant impact on the Company’s continuing participation in the Block 20 project.

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

Our principal shareholder may significantly influence our business

As at the date of this Annual Report, Robert M. Friedland, a director and our Executive Co-Chairman, was our largest shareholder, owning approximately 17% of our common shares. As a result, he has the voting power to significantly influence our policies, business and affairs and the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all, or substantially all, of our assets. In addition, the concentration of our ownership may have the effect of delaying, deterring or preventing a change in control that otherwise could result in a premium in the price of our common shares.

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

Information regarding our future plans reflects our current intent and is subject to change

We describe our current exploration and development plans in this Annual Report. Whether we ultimately implement our plans will depend on a number of factors including the availability and cost of capital; our ability to demonstrate the commerciality of the HTL® technology; favorable exploration results; current and projected oil or gas prices; costs and availability of drilling rigs and other equipment; supplies; personnel; timeliness of regulatory and third party approvals; reliability of project development cost estimates; and our ability to attract other industry partners to participate with us in our projects in order to reduce costs and exposure to risks.

We assess and gather data about our projects on an ongoing basis and it is possible that additional information will cause us to alter our schedule for the development of a particular project or determine that the project should not be pursued at all or that it should be disposed of. This information may also cause us to acquire or initiate new projects. Our plans regarding our projects might change.

We may be unable to maintain the listing of our common shares on NASDAQ despite the reverse stock-split

In September, 2013, the Company received a notification from the Listing Qualification Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days.  On February 18, 2014, the Company applied to the NASDAQ for an additional compliance period of 180 days, which was granted. If the Company does not otherwise regain compliance with the minimum bid price requirements in a timely manner, the Company may need to take other action, including seeking the approval of its shareholders to effect a reverse split of its common shares to maintain its NASDAQ listing, as it did in 2013 in order to remedy a previous minimum bid price deficiency, or seeking inclusion in a different U.S. marketplace or trading system.

Reducing the number of issued and outstanding common shares through a reverse split is intended to increase the per share market price of the common shares and thereby cure the minimum bid price deficiency. However, the per share market price of the common shares will also be affected by the Company’s financial and operational results, its financial position, including its liquidity and capital resources, the development of its projects, industry conditions, the market’s perception of the Company’s business and other factors, which are unrelated to the number of common shares outstanding. There is a risk that, despite a reverse split or any other action taken by the Company, the common shares will be delisted from the NASDAQ.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial of service on websites.

The oil and gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and upgrading activities. For example, software programs are used to interpret seismic data, manage drilling rigs, production equipment and gathering and transportation systems, conduct reservoir modeling and reserves estimation, for compliance reporting, and for upgrading process data modelling. The use of mobile communication devices has also increased rapidly. The complexity of the technologies needed to extract oil in increasingly remote physical environments without adequate infrastructure and global competition for oil and gas resources make certain information more attractive to thieves.

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil reserves, and for many other activities related to our business. Our business partners, including vendors, service providers, and financial institutions, are also dependent on digital technology.

Our technologies, systems and networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

—	unauthorized access to seismic data, reserves information or other sensitive or proprietary information could have a negative impact on our competitive position in developing our oil resources;

—	data corruption, communication interruption, or other operational disruption during drilling activities could result in a dry hole cost or even drilling incidents;

—	data corruption or operational disruption of production infrastructure could result in loss of production or accidental discharge;

—
a cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt one of our major projects, effectively delaying the start of cash flows from the project;

—
a cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

—	a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues and increased expenses;

—	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and

—	significant business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our common stock.

Although to date we have not experienced any material losses relating to cyber incidents, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 3:  LEGAL PROCEEDINGS

Cotundo Minerales S.A.

On August 9, 2013, Cotundo Minerales S.A. (“Cotundo”) served us with a notice of claim against the Company, two of its subsidiaries, and Company board member Robert Friedland, filed in the Supreme Court of British Columbia. The Company and its two subsidiaries have been served; to the Company’s knowledge Robert Friedland has not been served. The Company and its two subsidiaries filed a response on September 24, 2013.  The suit alleges that the Company misused confidential information provided to it by Cotundo related to the Pungarayacu heavy oil field in Ecuador.  Cotundo seeks damages in the form of lost profits, an imposition of a trust in favor of Cotundo, a transfer of Ivanhoe’s interest in the Pungarayacu field to Cotundo, interest, and costs.

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

The arbitration evidentiary hearing on the merits (trial) was held September 9-13, 2013. On March 14, 2014 the Company received the verdict from the arbitrators.  The panel awarded a take-nothing judgment against the plaintiffs and in favor of the Company, meaning that the Company prevailed entirely on the merits.  The Company will now consider taking action to recover its attorneys’ fees in defending the case.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (the “TSX”) and The NASDAQ Capital Market (“NASDAQ”) under the symbols “IE” and “IVAN” respectively. The trading range of our common shares is as follows:

		TSX (Cdn$)		NASDAQ (US$)
		High	Low	High	Low
2013	Q1	2.85	1.80	2.09	1.77
	Q2	1.61	0.92	1.98	0.90
	Q3	1.10	0.63	1.07	0.60
	Q4	0.95	0.37	0.93	0.35
2012(1)	Q1	4.02	2.46	3.99	2.49
	Q2	3.45	1.32	3.45	1.77
	Q3	2.28	1.50	2.31	1.56
	Q4	2.67	1.23	2.74	1.23
2011(1)	Q1	10.74	8.01	11.01	8.25
	Q2	8.52	4.74	8.91	4.80
	Q3	5.88	3.06	6.09	2.96
	Q4	4.41	2.25	4.38	2.16

(1)	Prior periods have been restated to reflect the three for one common share consolidation which occurred on April 25, 2013 described below.

On December 31, 2013, the closing price of our common shares was Cdn$0.64 on the TSX and $0.62 on NASDAQ.

As at March 7, 2013, a total of 114,824,253 of our common shares were issued and outstanding and held by 318 holders of record with an estimated 23,800 additional shareholders whose common shares were held for them in street name or nominee accounts.

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

On September 6, 2013, the Company received a notification letter from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company again did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. For additional information, refer to the Form 8-K filed on September 12, 2013. On February 18, 2014, the Company applied to the NASDAQ for an additional compliance period of 180 days, which was granted and will expire on September 2, 2014.

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

EXEMPTIONS FROM CERTAIN NASDAQ MARKETPLACE RULES

As a Canadian issuer listed on NASDAQ, we are not required to comply with certain of NASDAQ’s Marketplace Rules and instead may comply with applicable Canadian requirements. As a foreign private issuer, we are only required to comply with the following NASDAQ rules: (i) we must have audit and compensation committees that satisfy applicable NASDAQ requirements and that are composed of directors each of whom satisfy NASDAQ’s prescribed independence standards; (ii) we must provide NASDAQ with prompt notification after an executive officer of the Company becomes aware of any material non-compliance by us with any applicable NASDAQ Marketplace Rule; (iii) our common shares must be eligible for a Direct Registration Program operated by a clearing agency registered under Section 17A of the Exchange Act; and (iv) we must provide a brief description of any significant differences between our corporate governance practices and those followed by US companies quoted on NASDAQ.

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

There is no limitation imposed by the laws of Canada, the laws of the Yukon Territory, or our constating documents on the right of a non-resident to hold or vote our common shares, other than as provided in the Investment Canada Act (the “Investment Act”), which generally prohibits a reviewable investment by an investor that is not a “Canadian”, as defined, unless after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian who is not a “WTO investor” (which includes governments of, or individuals who are nationals of, member states of the World Trade Organization and corporations and other entities which are controlled by them), at a time when we were not already controlled by a WTO investor, would be reviewable under the Investment Act under two circumstances. First, if it was an investment to acquire control (within the meaning of the Investment Act) and the value of our assets, as determined under Investment Act regulations, was Cdn$5 million or more. Second, the investment would also be reviewable if an order for review was made by the federal cabinet of the Canadian government on the grounds that the investment related to Canada’s cultural heritage or national identity (as prescribed under the Investment Act), regardless of asset value (a “Cultural Business”). Currently, an investment in our common shares by a WTO investor, or by a non-Canadian at a time when we were already controlled by a WTO investor, would be reviewable under the Investment Act if it was an investment to acquire control and the value of our assets, as determined under Investment Act regulations, was not less than a specified amount, which for 2014 is Cdn$354 million. The Investment Act provides detailed rules to determine if there has been an acquisition of control. For example, a non-Canadian would acquire control of us for the purposes of the Investment Act if the non-Canadian acquired a majority of our outstanding common shares. The acquisition of less than a majority, but one-third or more, of our common shares would be presumed to be an acquisition of control of us unless it could be established that, on the acquisition, we were not controlled in fact by the acquirer through the ownership of common shares. An acquisition of control for the purposes of the Investment Act could also occur as a result of the acquisition by a non-Canadian of all or substantially all of our assets.

The Canadian Federal Government has announced certain forthcoming amendments (the “Amendments”) to the Investment Act. Once they come into force, the Amendments would generally raise the thresholds that trigger governmental review. Specifically, with respect to WTO investors, the Amendments would see the thresholds for the review of direct acquisitions of control of a business which is not a Cultural Business increase from the current Cdn$354 million (based on book value) to Cdn$600 million (to be based on the “enterprise value” of the Canadian business) for the two years after the Amendments come into force, to Cdn$800 million in the following two years and then to Cdn$1 billion for the next two years. Thereafter, the threshold is to be adjusted to account for inflation. The Amendments will come into force when the government enacts regulations which, among other things, will provide how the “enterprise value” is to be determined.

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

SALES OF UNREGISTERED SECURITIES

All securities we issued during the years ended December 31, 2013, 2012 and 2011, which were not registered under the Act, have been detailed in previously filed Form 10-Qs or Form 8-Ks.

ITEM 6:  SELECTED FINANCIAL DATA

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

($000s, except per share amounts)	2013	2012	2011	2010
Results of Operations
Net loss from continuing operations	(143,754)	(64,018)	(26,761)	(22,258)
Net loss from continuing operations per share – basic and diluted(1)	(1.25)	(0.56)	(0.23)	(0.21)

Financial Position
Total assets	232,173	402,057	413,710	394,418
Long term debt	63,012	65,214	61,892	–
Long term derivative instruments	–	181	1,617	–
Long term provisions	2,589	3,157	1,919	3,008

(1)	Prior periods have been restated to reflect the three for one common share consolidation which occurred on April 25, 2013 described in Item 5.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 (the “Financial Statements”). The Financial Statements have been prepared in accordance with and using accounting policies in full compliance with IFRS as issued by the IASB and Interpretations of the International Financial Reporting Interpretations Committee.

As a foreign private issuer in the US, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS without a reconciliation to US generally accepted accounting principles (“US GAAP”). It is possible that some of our accounting policies under IFRS could be different from US GAAP.

The date of this discussion is March 17, 2014.  Unless otherwise noted, tabular amounts are in thousands of US dollars. Reserves and related measures are presented net of royalty payments to governments.

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

Ecuador regulates various aspects of foreign company operations and has had periods of political instability in the past. With the 2013 election of the incumbent Ecuadorian President, the Company anticipates the government’s future policy toward foreign investment in oil and gas operations will remain consistent and one in which the Company can operate.

The development of the Company’s oil and gas and HTL® operations are capital intensive. In the past, the Company has used external sources of funding such as public and private equity and debt markets. The Company is impacted by industry influences including commodity prices and larger macro-economic factors that may cause investors to shift their funding priorities into, or out of, the heavy-oil sector.

HIGHLIGHTS

($000, except as stated)	2013	2012	2011
Capital expenditures	16,927	47,444	51,060

Net cash used in operating activities	(36,432)	(27,060)	(26,245)
Net loss from continuing operations	(143,754)	(64,018)	(26,761)
Net loss per share from continuing operations – basic and diluted	(1.25)	(0.56)	(0.23)

Net loss from continuing operations in 2013 was $143.8 million, an increase of $79.8 million compared to $64.0 million in 2012. The increase in net loss from continuing operations is mainly attributable to $101.1 million in non-cash impairment charges discussed in detail below, $6.9 million higher general and administrative expenses in 2013 and $1.2 million in other net changes. The increase in net loss from continuing operations was partially offset by $11.9 million higher recovery of deferred income taxes, $7.6 million lower exploration and evaluation expenses in 2013, $3.7 million in net foreign currency gains in 2013 compared to $1.2 million in net losses in 2012, $3.0 million loss on debt repayment in 2012 that did not recur in 2013 and $2.0 million lower finance expenses in 2013. The changes in the items impacting net loss from continuing operations are discussed below.

Capital expenditures amounted to $16.9 million in 2013. In Ecuador, $8.4 million was spent on environmental work, road work and in drilling of the IP-14b appraisal well. In Canada, the Company spent $7.5 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair locations.

RESULTS OF OPERATIONS

Impairment Charges

The Company’s 2013 results included a net loss from continuing operations of $143.8 million primarily driven by a non-cash impairment charge related to HTL® of $101.1 million, resulting in a zero carrying value for this asset. The impairment charge was offset by a net recovery of $11.6 million on the corresponding future income tax liability for the FTF and intangible assets that was derecognized as a result of the impairment charge.

At the end of 2013 the Company’s market capitalization was substantially lower than the carrying value of its assets. This relationship is an indicator of impairment which results in a detailed asset evaluation under IFRS. During that evaluation the Company examines its forecasted future cash flows, given past results, and discounts them at a discount rate determined at December 31, 2013. The Company used the modified Capital Asset Pricing Model to calculate its discount rates, which steadily rose over 2013, including a sharp increase in the fourth quarter to 26%. Two factors caused this increase in discount rate, the increasing yield to maturity on the Company’s convertible debentures and the increase in the equity size premium caused by a decreasing market capitalization.

At times, the discount rate required under IFRS may be different than the discount rate used by the Company to evaluate its projects as IFRS requires point in time measurement whereas the Company, when considering commercial feasibility and value, evaluates its projects over a period of time which can minimize the volatility in discount rates when compared to short-term measurement results. IFRS is strict in using observable market data. In the fourth quarter of 2013, the Company’s share price and yields from publicly traded debt required the Company to assign additional risk premiums above what the Company has historically been required to use. Considering these factors, and as required under IFRS, the Company used a discount rate at year end of approximately 26% to conduct its impairment analysis for HTL®. For commercial and planning purposes the Company utilizes discount rates in the range 10-15%.

The Company’s projected cash flows from projects utilizing HTL® technology typically generate an internal rate of return lower than the 26% discount rate used at year end, triggering the impairment charge in the period. Under IFRS, the impairment charge can be reversed in the future once facts and circumstances relating to the charge change.

The non-cash impairment charge for HTL® was driven by the application of accounting standards and capital-cost procedures given the market information available and does not represent the Company’s assessment of commercial value regarding HTL®. The Company believes that the HTL® technology holds significant commercial value and continues to pursue its business development initiatives to achieve commercialization of the HTL® technology. In 2013, these efforts included engaging a third party engineering consultant firm to compare the HTL® technology to its competitors which concluded that HTL® had the opportunity to be the leading partial upgrading technology. Additional work was completed which also proved that HTL® synthetic crude oil is stable and compatible with conventional transportation, pipeline & storage systems and can be processed in a refinery. As well, the Company successfully upgraded heavy oil extracted from Ecopetrol S.A.’s San Fernando T2 formation in Colombia crude from 8° API to 15° API.

Operating Costs

Operating costs in the Technology Development segment are incurred at the Company’s Feedstock Test Facility (“FTF”) at the Southwest Research Institute in San Antonio, Texas and mainly consist of labor and materials.

FTF operating costs in 2013 were $4.4 million, relatively unchanged from the 2012 operating costs of $4.3 million.

FTF operating costs in 2012 were $4.3 million, relatively unchanged from the 2011 operating costs of $4.6 million.

General and Administrative

General and administrative (“G&A”) expenses mainly consist of staff, office and legal and other contract services costs.

The Company incurred G&A expenses of $38.1 million in 2013, an increase of $7.0 million compared to costs of $31.1 million in 2012. The increase is primarily due to $3.1 million in increased legal costs mainly related to the proceedings discussed in Part I, Item 3 “Legal Proceedings” disclosed within this Annual Report, $1.0 million one-time staff costs related to severance and retention of key employees in the Asia segment in the first quarter of 2013 and the $1.3 million excess of short-term incentive compensation over the 2012 accrual. $1.6 million other G&A expenses accounted for the remainder of the difference.

The Company incurred G&A expenses of $31.1 million in 2012, a decrease of $7.5 million compared to costs of $38.6 million in 2011. G&A expenses were lower in 2012 due to lower staff and legal and other contract services costs. Staff costs decreased $3.6 million compared to 2011 because the formalization of the Company’s compensation program in 2011 resulted in the Company accruing two years of short term incentive costs for that year; 2012 also benefitted from lower share-based payment expense due to higher employee turnover in 2012. Legal and other contract services costs decreased $2.0 million from 2011 mainly due to the conclusion of a lawsuit against the Company and recovery of the Company’s costs as a result of a favorable ruling in that case. G&A costs also decreased $1.9 million from 2011 mainly due to less allocated shared services activity and lower professional service fees relating to audit and financing activities.

Exploration and Evaluation

Costs of exploring for, and evaluating, oil and gas properties are initially capitalized as intangible exploration and evaluation (“E&E”) assets and charged to E&E expense only if sufficient reserves cannot be established or once the costs are determined to have no future value.

E&E expense in 2013 was $15.4 million, $7.6 million lower than E&E expense of $23.0 million in 2012. In July 2013, the Government of Mongolia confirmed the extension of the Company’s PSC for a two year period, expiring in July 2015. The Company believes it has exceeded minimum expenditure requirements of the first 5 year term of the PSC by a significant margin. As part of the Company’s refocus of global activities, it is actively pursuing potential candidates to purchase or farm-in on the Mongolian PSC. The Company has updated the geology and exploration potential of the Mongolian PSC property based on recent drilling and 2D seismic data completed early in 2012 and has identified drillable targets. The Company expensed $4.7 million in capital costs in the third quarter of 2013 to reduce the carrying value of assets related to the Mongolian PSC to their estimated recoverable amount at that time. The Company expensed the remaining $10.7 million in capital costs in the fourth quarter of 2013 to further reduce the carrying value of assets related to the Mongolian PSC to nil as the Company does not anticipate a purchase or farm-in on the Mongolian PSC in the short term due to the current uncertainty surrounding Mongolian government regulation. The Mongolian Government is currently reviewing the various laws and regulations pertaining to the mineral and energy industry in Mongolia. For this reason, committed activity for the current year has been significantly reduced and until there is greater clarity with respect to the regulatory environment in Mongolia, it is uncertain when, or if, a potential purchase or farm-in process will be successfully concluded.

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

E&E expense in 2011 was $2.8 million. Drilling costs of $2.1 million were expensed in connection with the exploration well in Mongolia that was plugged and abandoned.  In addition, it was determined that $0.7 million of expenditures related to the seismic program in Ecuador would have limited future value and were therefore charged to E&E expense.

Depreciation

Depreciation expense is primarily charges for the amortization of capitalized costs of the FTF but also includes furniture and equipment depreciation.

Depreciation expense in 2013 was $1.0 million, unchanged from 2012.

Depreciation expense in 2012 was $1.0 million, unchanged from 2011.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s payables denominated in foreign currencies.

The Company incurred a $3.7 million gain on foreign currency exchange in 2013 compared to a $1.2 million loss in 2012. During 2013 the Canadian dollar weakened in comparison to the US dollar, resulting in gains on the translation of the Company’s Convertible Debentures, which was partially offset by losses on translation of Canadian dollar cash. By contrast, during 2012, the Canadian dollar strengthened in comparison to the US dollar, resulting in losses on the translation of the Company’s Convertible Debentures, which was partially offset by gains on translation of Canadian dollar cash. Despite the Company holding more Canadian dollar cash on average in 2013 than it did in 2012, the average cash balance was less than that of the Company’s Convertible Debentures. Additionally, the absolute magnitude of the Canadian dollar weakening in 2013 was significantly more than the absolute magnitude of the Canadian dollar strengthening in 2012.

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

As at December 31, 2013, the Company valued the convertible component of the Convertible Debentures at nil compared to $0.2 million as at December 31, 2012. The lower valuation, which resulted in an unrealized gain of $0.2 million in 2012, was a result of lower Company share prices in 2013 which the Company’s uses as an input in estimating the fair value of the derivative.

As at December 31, 2012, the Company valued the convertible component of the Convertible Debentures at approximately $0.2 million compared to $1.6 million as at December 31, 2011. The lower valuation, which resulted in an unrealized gain of $1.4 million in 2012, was a result of lower Company share prices in 2012 which the Company’s uses as an input in estimating the fair value of the derivative.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense in 2013 was $2.3 million, a decrease of $2.0 million compared to $4.3 million in 2012. The decrease is primarily due to a reduction of $3.4 million in gross interest expense resulting from lower debt in 2013 which the Company used to fund operations while closing the 2012 asset dispositions. This was partially offset by a $1.0 million increase in net interest being expensed due to lower capital expenditures to which interest would be allocated in 2013 compared to 2012 combined with a reduction of $0.4 million to holdback proceeds from the transaction with MIE Holding Corporation (“MIE”), in which the Company disposed of its wholly-owned subsidiary, Pan-China Resources Ltd. to MIE.

Finance expense in 2012 was $4.3 million, an increase of $3.9 million compared to $0.4 million in 2011. The increase was due to higher debt in 2012 which the Company used to fund operations while closing the 2012 asset dispositions as well as a lower allocation of interest to capital expenditures as debt funding near the last half of 2012 was used more for ongoing operations than capital projects.

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

Gain on Derecognition of Long Term Provision

As part of the 2005 merger agreement with Ensyn, the Company assumed a $1.9 million contingent obligation. In the third quarter of 2011, the Company determined, based on later events and clarification of contract terms, that satisfaction of the specific contractual contingencies was unlikely and the liability was derecognized.

Provision for Income Taxes

The Company recorded a deferred tax recovery of $14.3 million in 2013 compared to a recovery of $2.4 million in 2012. The $11.9 million increase in recovery is mainly due to $11.6 million in future income tax liabilities for the HTL® assets that were derecognized as a result of the impairment charge as well as a deferred tax recovery of the impairment of the Mongolia assets resulting in a recovery of $2.7 million. This was partially offset by a reduction in deferred tax recoveries of $2.4 million mainly due to non-operating losses recorded in 2012 that did not recur in 2013.

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

Discontinued Operations

Zitong Block

On December 27, 2012, Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. (“Shell”).

In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company received total pre-tax cash proceeds of $105.0 million subject to a holdback pending the completion of regulatory audits. Initial pre-tax proceeds of approximately $96.2 million were delivered on closing. The Company received the full US$5.1 million in holdback proceeds in June 2013 and the final US$3.7 million in proceeds were released as part of the 2012 China National Petroleum Corporation's cost recovery audit in December 2013.

In early 2013 Shell assumed the obligations under the Zitong Supplementary Agreement and replaced the Company’s performance bond with its own. As a result, the collateral for that performance bond, presented as restricted cash on the Company’s balance sheet at December 31, 2012, was released on February 1, 2013.

Pan-China Resources Ltd.

On December 17, 2012 the Company completed the sale to MIE of all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd.

As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company received $3.6 million in holdback proceeds in July 2013.

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

	Total	2014	2015	2016	2017	After 2017
Long term debt(1)	68,926	–	–	68,926	–	–
Interest on long term debt(1)	9,891	3,963	3,963	1,965	–	–
Decommissioning obligations(2)	4,091	–	–	199	–	3,892
Leases	3,033	993	826	704	352	158
Total	85,941	4,956	4,789	71,794	352	4,050

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD=0.9402 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($2.4 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the Financial Statements, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year, which commenced on December 31, 2011.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At December 31, 2013, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the US and in Ecuador was $4.1 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2014 and 2018.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	2013	2012	2011
Net cash used in operating activities	(36,432)	(27,060)	(26,245)
Net cash (used in) provided by investing activities	(2,003)	77,662	(85,422)
Net cash (used in) provided by financing activities	(8)	(5,388)	61,423

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

These activities include discussions with a large international oil company for the creation of a joint financial participation arrangement in respect of its Pungarayacu project in Ecuador. The transaction contemplated by these discussions, if and when consummated, would be expected to generate additional cash. While progress in reaching the transaction objective has been made by the potential transaction participants, there is no assurance that the objective can be achieved, or achieved in a timely manner or that such participation will be approved by regulatory authorities in Ecuador. Without timely access to a sufficient source of financing to enable the Company to make its planned capital expenditures and otherwise fund the cost of carrying on its business, the Company may have to significantly curtail its existing business activities and may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities in 2013 was $36.4 million, an increase of $9.4 million from $27.0 million of net cash used in operating activities in 2012. The increase is primarily due to $6.9 million in increased cash G&A expenses as discussed above less non-cash share-based compensation expense and $2.5 million in other net changes impacting operating activities, which includes a net decrease of $1.1 million due to taxes, closing costs and the previous year’s results related to the discontinued operations in China.

The impact on net cash used in operating activities in 2013 compared to 2012 discussed above is summarized in the following table:

	2013	2012	Change
Cash taxes paid related to discontinued operations	(7,455)	–	(7,455)
General and administrative expense less non-cash share-based compensation expense	(34,547)	(27,647)	(6,900)
Cash transaction costs paid related to discontinued operations	(2,072)	–	(2,072)
Net cash provided by operating activities of discontinued operations	(3,372)	–	(3,372)
Other net items impacting net cash used in operating activities	(3,022)	587	(3,609)
Zitong cash proceeds received	8,810	–	8,810
PCR cash proceeds received	5,226	–	5,226
Net cash used in operating activities	(36,432)	(27,060)	(9,372)

Net cash used in operating activities in 2012 was $27.0 million, an increase of $0.8 million from $26.2 million of net cash used in operating activities in 2011. The increase was mainly due to higher interest costs in 2012 from financing operations with a higher amount of debt than the prior year and was partially offset by lower general and administrative costs.

Investing Activities

E&E Expenditures

E&E capital expenditures in 2013 were $15.9 million. The Company’s Canada segment spent $7.5 million on a seismic and drilling program that will provide further information for initial development on the Tamarack Project including determining optimal well pair locations. In Ecuador, $8.4 million was spent on environmental work, road work and in drilling of the IP-14b appraisal well.

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

Property, Plant and Equipment Expenditures
Property, Plant and Equipment (“PP&E”) capital expenditures in 2013 were $1.1 million related to office and computer equipment as well as leasehold improvements.

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

Proceeds on Disposal of Discontinued Operations

Proceeds on disposal of discontinued operations in 2012 were approximately $131.8 million before taxes.

On December 27, 2012 Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell. In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company received pre-tax proceeds of approximately $96.2 million. In June 2013 the customary holdback period of six months from the transaction date expired and the company received the full holdback proceeds ($5.1 million); and, in December 2013 the Company received the remaining proceeds once the China National Petroleum Corporation (“CNPC”) completed its annual cost recovery audit for 2012 expenditures ($3.7 million).

On December 17, 2012 the Company completed the sale to MIE for all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd. As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company received $3.6 million in holdback proceeds in July 2013.

Restricted Cash

In December 2011, Ivanhoe was required to post a $20.0 million performance bond as part of the completion and signing of the supplementary agreement with CNPC. Following the disposition of the Company’s interest in the Zitong Block, the Company received the $20.0 million in cash that had been posted for the performance bond in February 2013.

Financing Activities

Net cash used in financing activities in 2013 was nil, which was $5.4 million lower compared to net cash provided in financing activities of $5.4 million in 2012.

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

Capital Structure

As at December 31	2013		2012
Long term debt	63,012	28.2%	65,214	17.7%
Shareholders’ equity	160,277	71.8%	302,998	82.3%
Total capital	223,289	100.0%	368,212	100.0%

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

On September 6, 2013, the Company received a notification letter from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. For additional information, refer to the Form 8-K filed on September 12, 2013. On February 18, 2014, the Company applied to the NASDAQ for an additional compliance period of 180 days, which was granted and will expire on September 2, 2014.

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

Intangible E&E Assets

Management must determine if intangible E&E assets, which have not yet resulted in the discovery of proved reserves, should continue to be capitalized or charged to E&E expense. When making this determination, Ivanhoe considers factors such as the Company’s drilling results, planned exploration and development activities, the financial capacity of the Company to further develop the property, the ability to use the Company’s HTL® technology in certain projects, lease expiries, market conditions and technical recommendations from its exploration staff.

Although the Company believes its estimates are reasonable and consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments. Ivanhoe cannot predict if an event that triggers impairment will occur, when it will occur, or how it will affect the reported asset amounts.

Impairment

Property, Plant and Equipment (“PP&E”)

Prior to the sale of its producing oil and gas properties in 2012, the Company periodically assessed its oil and gas assets, or groups of assets, for impairment whenever events or changes in circumstances indicated the carrying value may not be recoverable. Among other things, an impairment may be triggered by falling oil and gas prices, a significant negative revision to reserve estimates, the inability to use the Company’s HTL® technology in certain projects, changes in capital costs or the inability to raise sufficient financial resources to further develop the property.

Cash flow estimates for the Company’s impairment assessments require significant assumptions about future prices and costs, production, reserves volumes and discount rates, as well as potential benefits from the application of its HTL® technology. Given the significant assumptions required and the likelihood that actual conditions will differ, the assessment of impairment of oil and gas assets was considered to be a critical accounting estimate.

Intangible Technology Assets

The Company’s intangible technology assets consist of an exclusive, irrevocable license to deploy its HTL® technology. Ivanhoe annually reviews the technology assets, and the associated FTF assets recorded within PP&E, for impairment or if an adverse event or change occurs. Indicators of adverse events could include HTL® patent expiries or advancements of new technologies. The intangible asset impairment is a critical accounting estimate because it requires Ivanhoe to make assumptions about competitive technological developments, the successful commercialization of its HTL® technology and future cash flows from the HTL® technology.

Ivanhoe cannot predict if an event that triggers impairment will occur, when it will occur, or how it will affect the reported asset amounts. Although the Company believes its estimates are reasonable and consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments.

Oil and Gas Reserves

The process of estimating quantities of reserves is inherently uncertain and complex. It requires significant judgments and decisions based on available geological, geophysical, engineering and economic data. These estimates may change substantially as additional data from ongoing development activities and production becomes available and as economic conditions impacting oil and gas prices and costs change. Such revisions could be upwards or downwards.  For details on our reserve estimation process, refer to the section titled “Reserves, Production and Related Information” in Items 1 and 2 of this Annual Report. Reserve estimates have a material impact on the Company’s impairment evaluations, which in turn have a material impact on earnings (loss).

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

Provisions for Decommissioning and Restoration Costs

The Company recognizes liabilities for the future decommissioning and restoration of E&E assets and PP&E. Management applies judgment in assessing the existence and extent of the Company’s decommissioning and restoration obligations at the end of each reporting period, as well as in determining whether the nature of the activities performed is related to decommissioning and restoration activities or normal operating activities.

These provisions are based on estimated costs, which take into account the anticipated method and extent of restoration consistent with legal requirements, technological advances and the possible future use of the site. Since these estimates are specific to the assets involved, there are many individual judgments and assumptions underlying the Company’s total provision. Actual costs are uncertain and estimates can vary as a result of changes to relevant laws and regulations, the emergence of new technology, operating experience and changes in prices. The expected timing of future decommissioning and restoration activities may change due to certain factors, including oil and gas reserves life. Changes to assumptions related to future expected costs, discount rates and timing may have a material impact on the amounts presented.

The fair value of these provisions is estimated by discounting the expected future cash outflows using a credit-adjusted risk-free interest rate. In subsequent periods, the provision is adjusted for the passage of time by charging an amount to accretion of liabilities in financing expense based on the discount rate.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has reviewed new and revised accounting pronouncements listed below, that have been issued, but are not yet effective. There are no other standards or interpretations issued, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

IFRS 9 Financial Instruments (“IFRS 9”)

The first phase of IFRS 9 was issued in November 2009 and is intended to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. During 2013, the IASB decided that a mandatory date of January 1, 2015 would not allow sufficient time for entities to prepare to apply the new standard because the impairment phase of the project has not yet been completed. Accordingly, the IASB decided that a new date should be decided upon when the entire IFRS 9 project is closer to completion. The full impact of this standard will not be known until the phases addressing hedging and impairments have been completed.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed in varying degrees to normal market risks inherent in the oil and gas industry, including foreign currency exchange rate risk, credit risk and liquidity risk. We recognize these risks and manage our operations to minimize our exposures to the extent practicable.

FOREIGN CURRENCY EXCHANGE RATE RISK

Ivanhoe is exposed to foreign currency exchange rate risk as a result of incurring capital expenditures and operating costs in currencies other than the US dollar. A substantial portion of our activities are transacted in or referenced to US dollars, including capital spending in Ecuador and ongoing FTF operations. Some of the Canada exploration activities are funded in Canadian dollars and the Convertible Debentures were issued in Canadian dollars in 2011. The Company did not enter into any foreign currency derivatives in 2013, nor do we anticipate using foreign currency derivatives in 2014. To help reduce the Company’s exposure to foreign currency exchange rate risk, it seeks to hold assets and liabilities denominated in the same currency when appropriate.

The following table shows the Company’s exposure to foreign currency exchange rate risk on its net loss and comprehensive loss for 2013, assuming reasonably possible changes in the relevant foreign currency. This analysis assumes all other variables remain constant.

(Increase) Decrease in Net Loss and Comprehensive Loss	10% Increase or Weakening	10% Decrease or Strengthening
Canadian dollar	(336)	336

CREDIT RISK

Ivanhoe is exposed to credit risk with respect to its cash and cash equivalents, restricted cash, accounts receivable, note receivable and long term receivables. The Company’s maximum exposure to credit risk at December 31, 2013 is represented by the carrying amount of these non-derivative financial assets.

The Company believes its exposure to credit risk related to cash and cash equivalents, as well as restricted cash, is minimal due to the quality of the financial institutions where the funds are held and the nature of the deposit instruments.

Long term value-added tax receivable from the Ecuadorian government will be recoverable upon commencement of commercial operations or upon the completion of the sale of the joint venture interest currently contemplated by the Company in respect of the Pungarayacu project. Ivanhoe considers the risk of default on this to be low due to the Company’s ongoing operations in Ecuador.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ivanhoe Energy Inc.

We have audited the accompanying consolidated financial statements of Ivanhoe Energy Inc. and subsidiaries (the “Company”), which comprise the consolidated statements of financial position as at December 31, 2013 and December 31, 2012, and the consolidated statements of loss and comprehensive loss, statements of changes in equity and statements of cash flows for each of the years in the three-year period ended December 31, 2013, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and 2012 and their financial performance and cash flows for each of the years in the three-year period ended December 31, 2013, in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Emphasis of Matter

Without modifying our opinion, we draw attention to Note 1 in the consolidated financial statements which indicates that as at December 31, 2013, the Company had an accumulated deficit of $458.7 million, and working capital surplus of $19.2 million, excluding assets held for sale, and during the year ended December 31, 2013, cash used in operating activities was $36.4 million and the Company expects to incur further losses in the development of its business. These conditions, along with other matters as set forth in Note 1, indicate the existence of a material uncertainty that casts substantial doubt about the Company’s ability to continue as a going concern.

Other Matter

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP
Chartered Accountants

March 17, 2014
Calgary, Canada

CONSOLIDATED FINANCIAL STATEMENTS

IVANHOE ENERGY INC.
Consolidated Statements of Financial Position

		December 31,	December 31,
(US$000s)	Note	2013	2012

Assets
Current Assets
Cash and cash equivalents		23,556	62,819
Restricted cash	5	500	20,500
Accounts receivable	6, 10	534	14,848
Prepaid and other		942	1,593
Assets held for sale	6	51,929	–
		77,461	99,760

Intangible assets	7	152,823	285,311
Property, plant and equipment	8	1,066	10,205
Long term receivables	10	603	6,551
Note receivable		220	230
		232,173	402,057

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	10, 21	6,295	14,436
Income taxes	6, 13	–	1,720
		6,295	16,156

Long term debt	9	63,012	65,214
Long term derivative instruments	10, 11	–	181
Long term provisions	12	2,589	3,157
Deferred income taxes	13	–	14,351
		71,896	99,059

Shareholders’ Equity
Share capital	15	586,358	586,108
Contributed surplus	15	32,614	29,759
Accumulated deficit		(458,695)	(312,869)
		160,277	302,998
		232,173	402,057

Nature of operations and going concern	1

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Loss and Comprehensive Loss

		Year Ended December 31,
(US$000s, except share and per share amounts)	Note	2013	2012	2011

Interest and other income		427	28	572

Expenses and other
Operating		4,426	4,252	4,561
General and administrative		38,068	31,149	38,579
Exploration and evaluation	7	15,381	22,994	2,774
Impairment of intangible assets	7	92,153	–	–
Impairment of property, plant and equipment	8	8,943	–	–
Depreciation	8	1,014	961	1,014
Foreign currency exchange (gain) loss		(3,656)	1,247	(534)
Derivative instruments gain	10	(177)	(1,430)	(13,148)
Finance	9	2,340	4,328	361
Gain on derecognition of long term provision		–	–	(1,900)
Loss on debt repayment		–	2,977	–
		158,492	66,478	31,707

Net loss before income taxes		(158,065)	(66,450)	(31,135)

(Provision for) recovery of income taxes
Current	13	(41)	–	(7)
Deferred	13	14,352	2,432	4,381
		14,311	2,432	4,374

Net loss and total comprehensive loss from continuing operations		(143,754)	(64,018)	(26,761)
Net income (loss) and total comprehensive income (loss) from discontinued operations	6	(2,072)	49,644	1,485
Net loss and total comprehensive loss		(145,826)	(14,374)	(25,276)

Net (loss) income per common share, basic and diluted
From continuing operations		(1.25)	(0.56)	(0.23)
From discontinued operations		(0.02)	0.43	0.01
From net loss		(1.27)	(0.13)	(0.22)

Weighted average number of common shares
Basic and diluted (000s)		114,785	114,713	114,226

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Changes in Equity

		Share Capital
		Shares			Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s	)	Amount	Surplus	Deficit	Total

Balance December 31, 2010		111,455		550,562	23,141	(273,219)	300,484
Net loss and comprehensive loss		–		–	–	(25,276)	(25,276)
Shares issued for services		56		335	–	–	335
Exercise of stock options	16	328		4,164	(2,231)	–	1,933
Exercise of purchase warrants	15	2,874		31,047	–	–	31,047
Share-based compensation expense	16	–		–	5,614	–	5,614
Balance December 31, 2011		114,713		586,108	26,524	(298,495)	314,137

		Share Capital
		Shares			Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s	)	Amount	Surplus	Deficit	Total

Balance December 31, 2011		114,713		586,108	26,524	(298,495)	314,137
Net loss and comprehensive loss		–		–	–	(14,374)	(14,374)
Funding of equity-settled share-based awards		–		–	(54)	–	(54)
Share-based compensation expense	16	–		–	3,289	–	3,289
Balance December 31, 2012		114,713		586,108	29,759	(312,869)	302,998

		Share Capital
		Shares			Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s	)	Amount	Surplus	Deficit	Total

Balance December 31, 2012		114,713		586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		–		–	–	(145,826)	(145,826)
Funding of equity-settled share-based awards		–		–	(132)	–	(132)
Share-based compensation expense	16	111		250	2,987	–	3,237
Balance December 31, 2013		114,824		586,358	32,614	(458,695)	160,277

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Consolidated Statements of Cash Flows

		Year Ended December 31,
(US$000s)	Note	2013	2012	2011

Operating Activities
Net loss		(145,826)	(14,374)	(25,276)
Adjustments to reconcile net loss to cash from operating activities
Depletion and depreciation	8	1,014	7,642	8,030
Exploration and evaluation expense	7	15,381	22,994	–
Impairment of intangible assets	7	92,153	–	–
Impairment of property, plant and equipment	8	8,943	–	–
Share-based compensation expense	16	3,521	3,502	5,883
Unrealized foreign currency exchange loss (gain)		(3,379)	800	(446)
Unrealized derivative instruments gain	10	(177)	(1,613)	(12,965)
Current income tax expense	6, 13	41	1,720	2,122
Deferred income tax recovery		(14,352)	(3,422)	(3,392)
Finance expense		2,340	4,328	361
Financing costs		–	–	269
Derecognition of long term provision		–	–	(1,900)
Pre-tax gain on disposal of discontinued operations	6	–	(57,007)	–
Loss on debt repayment		–	2,977	–
Other		31	39	50
Current income tax paid		(1,761)	(641)	(1,481)
Interest paid		(1,027)	(3,428)	(333)
Share-based payments		(188)	(166)	–
Changes in non-cash working capital items	20	6,854	9,589	2,833
Net cash used in operating activities		(36,432)	(27,060)	(26,245)

Investing Activities
Intangible expenditures		(15,871)	(40,112)	(37,390)
Property, plant and equipment expenditures		(1,056)	(7,332)	(13,670)
Proceeds on disposal of discontinued operations	6	–	131,755	–
Restricted cash		20,000	–	(20,500)
Long term receivables		(955)	(2,606)	(1,536)
Interest paid		(2,936)	(5,693)	(4,011)
Changes in non-cash working capital items	20	(1,185)	1,650	(8,315)
Net cash provided by (used in) investing activities		(2,003)	77,662	(85,422)

Financing Activities
Debt proceeds, net of transaction costs		–	64,644	72,914
Repayment of debt		–	(70,000)	(41,421)
Proceeds from exercise of options and warrants		–	–	29,873
Changes in non-cash working capital items	20	(8)	(32)	57
Net cash (used in) provided by financing activities		(8)	(5,388)	61,423

Foreign exchange gain (loss) on cash and cash equivalents held in a foreign currency		(820)	715	(1,183)
Increase (decrease) in cash and cash equivalents, for the year		(39,263)	45,929	(51,427)
Cash and cash equivalents, beginning of year		62,819	16,890	68,317
Cash and cash equivalents, end of year		23,556	62,819	16,890

(See accompanying Notes to the Consolidated Financial Statements)

IVANHOE ENERGY INC.
Notes to the Consolidated Financial Statements
(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed limited liability company incorporated under the laws of Yukon, Canada. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The principal corporate office of Ivanhoe is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101-6th Avenue SW, 19th Floor, Calgary, Alberta, T2P 3P4.

Ivanhoe is an independent international heavy oil development company focused on pursuing long term growth in its reserves and production. Ivanhoe plans to utilize advanced technologies, such as its patented Heavy-to-Light (“HTL®”) technology, that are designed to improve recovery of heavy oil resources. In addition, the Company seeks to expand its reserve base and production through conventional exploration and production of oil.

The December 31, 2013 consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At December 31, 2013, Ivanhoe had an accumulated deficit of $458.7 million and a working capital surplus of $19.2 million excluding assets held for sale. For the year ended December 31, 2013, cash used in operating activities was $36.4 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2014, there is material uncertainty that casts substantial doubt upon the Company’s ability to continue as a going concern.

The December 31, 2013 Financial Statements were approved by the Board of Directors and authorized for issue on March 14, 2014.

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

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value as explained in the Company’s significant accounting policies set out in Note 3.

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

ii. Technology Assets

The Company’s HTL® technology intellectual property (“Technology Assets”) consist of an exclusive, irrevocable license to deploy its HTL® technology. Technology Assets are measured at cost and classified as an intangible asset. Amortization of the Technology Assets will commence when the technology is available for use in field operations.

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

Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 6 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

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

3.16 Share-Based Payments

Equity settled share-based payments in the form of stock options and restricted share units (“RSUs”) granted to directors, employees and those providing similar services to Ivanhoe and its subsidiaries, are measured at fair value on the grant date and expensed on a graded basis over the vesting period of each annual installment. The cumulative expense for equity settled transactions incorporates a forfeiture rate to reflect the Company’s best estimate of the number of equity instruments that will ultimately vest.

Cash settled share-based payments, such as the RSUs granted to eligible employees, are measured at fair value on the grant date and are re-valued at each subsequent reporting period until vested. The awards are expensed on a graded basis over the vesting period of each annual installment. A forfeiture rate is applied in the same manner as described for equity settled awards. No expense is recognized for awards that do not ultimately vest.

Shares issued from the stock bonus plan are measured at fair value on the grant date.

3.17 Income or Loss per Common Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share amounts are calculated based on net income divided by dilutive common shares. Dilutive common shares are arrived at by adding common shares issuable on exercise of options or purchase warrants to weighted average common shares, assuming that proceeds received from the exercise of in-the-money stock options and purchase warrants are used to purchase common shares at the average market price; dilution from the Company’s convertible debt is considered using the “if converted” method.

3.18 Changes in Accounting Policy and Disclosure

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

3.19 Standards and Interpretations Issued But Not Yet Adopted

The Company has reviewed new and revised accounting pronouncements listed below that have been issued, but are not yet effective. There are no other standards or interpretations issued, but not yet adopted, that are anticipated to have a material effect on the reported loss or net assets of the Company.

i. IFRS 9 Financial Instruments (“IFRS 9”)

The first phase of IFRS 9 was issued in November 2009 and is intended to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. During 2013, the IASB decided that a mandatory date of January 1, 2015 would not allow sufficient time for entities to prepare to apply the new standard because the impairment phase of the project has not yet been completed. Accordingly, the IASB decided that a new date should be decided upon when the entire IFRS 9 project is closer to completion. The full impact of this standard will not be known until the phases addressing hedging and impairments have been completed.

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

4.1 Critical Judgments in Applying Accounting Policies

i. E&E Assets

Management must determine if E&E assets, which have not yet resulted in the discovery of proved reserves, should continue to be capitalized or charged to E&E expense. When making this determination, management considers factors such as the Company’s drilling results, planned exploration and development activities, the financial capacity of the Company to further develop the property, the ability to use the Company’s HTL® technology in certain projects, lease expiries, market conditions and technical recommendations from its exploration staff.

ii. Impairment

a. Property, Plant and Equipment (“PP&E”)

The Company periodically assesses its oil and gas assets or groups of assets for impairment or whenever events or changes in circumstances indicated the carrying value may not be recoverable. Among other things, an impairment may be triggered by changes in market conditions, a significant negative revision to reserve estimates, the inability to use the Company’s HTL® technology in certain projects, changes in capital costs or the inability to raise sufficient financial resources to further develop the property. Cash flow estimates for the Company’s impairment assessments require significant assumptions about future prices and costs, production, reserves volumes and discount rates, as well as potential benefits from the application of its HTL® technology.

b. Intangible Technology Assets

Ivanhoe annually reviews the intangible Technology Assets, and the associated FTF assets recorded within PP&E, for impairment or if an adverse event or change occurs. Indicators of adverse events could include HTL® patent expiries, advancements of new technologies or the inability to successfully commercialize the HTL® technology. The impairment of the Technology Assets requires management to make assumptions about competitive technological developments, the successful commercialization of the Company’s HTL® technology and future cash flows from the HTL® technology.

iii. Provisions for Decommissioning and Restoration Costs

The Company recognizes liabilities for the future decommissioning and restoration of E&E assets and PP&E. Management applies judgment in assessing the existence and extent of the Company’s decommissioning and restoration obligations at the end of each reporting period, as well as in determining whether the nature of the activities performed is related to decommissioning and restoration activities or normal operating activities.

These provisions are based on estimated costs, which take into account the anticipated method and extent of restoration consistent with legal requirements, technological advances and the possible future use of the site. Since these estimates are specific to the assets involved, there are many individual judgments and assumptions underlying the Company’s total provision. Actual costs are uncertain and estimates can vary as a result of changes to relevant laws and regulations, the emergence of new technology, operating experience and changes in prices. The expected timing of future decommissioning and restoration activities may change due to certain factors, including oil and gas reserves life. Changes to assumptions related to future expected costs, discount rates and timing may have a material impact on the amounts presented.

The fair value of these provisions is estimated by discounting the expected future cash outflows using a credit-adjusted risk-free interest rate. In subsequent periods, the provision is adjusted for the passage of time by charging an amount to accretion of liabilities in financing expense based on the discount rate.

4.2 Key Sources of Estimation Uncertainty

i. HTL® Technology

Future cash flows from HTL® technology and the rate at which they are discounted are a key source of estimation uncertainty as it requires management to make assumptions about the successful commercialization of the HTL® technology and competitive technological developments. Success in commercializing the HTL® technology in the oil and gas industry depends on the Company’s ability to economically design, construct and operate commercial-scale plants and a variety of other factors. Ivanhoe expects that technological advances in the processes and procedures for upgrading heavy oil and bitumen into lighter, less viscous products will continue to progress. It is possible that those advances could cause the HTL® technology to become uncompetitive or obsolete.

ii. Option Pricing Models

The Company uses the Black-Scholes option pricing model to measure the fair value of stock options and equity settled RSUs on the date of grant. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the expected life of the award, the expected volatility of the Company’s common shares and expected dividends. In addition, judgment is required to estimate the number of awards that are expected to be forfeited.  Changes in assumptions can materially affect the estimated fair value and, therefore, the existing models do not necessarily provide precise measures of fair value.

iii. Convertible Debentures

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

5. RESTRICTED CASH

	December 31, 2013	December 31, 2012
Ecuador Performance Bond	500	500
Zitong Performance Bond	–	20,000
	500	20,500

In December 2011, Ivanhoe was required to post a $20.0 million performance bond (the “Zitong Performance Bond”) as part of the completion and signing of a supplementary agreement (the “Supplementary Agreement”) to the Contract for Exploration, Development and Production in the Zitong Block (the “Zitong Petroleum Contract”) with China National Petroleum Corporation (“CNPC”). In 2013, the Zitong Performance Bond was released as discussed in Note 6.2.

6. ASSETS HELD FOR SALE AND RESULTS OF DISCONTINUED OPERATIONS

6.1 Assets Held for Sale

As at December 31, 2013, the Company has been engaged in discussions with a large international oil company regarding jointly investing and participating in the development and operation of Block 20 in Ecuador. During the course of these discussions, the parties have developed a framework of commercial terms which has been used in separate discussions with the Government of Ecuador. The ultimate objective of discussions with the Government has been the establishment of mutually acceptable terms and conditions allowing for the formation of a consortium between the Company and the third party to jointly develop Block 20. If approved, the consortium contract would supplant the Company’s existing contract. The formation of the consortium and the recovery of the amounts held for sale, which includes consideration for the third party to participate in the Block 20 project under a new contract, requiring the release of the existing contract, is contingent upon the successful negotiation of definitive and legally binding agreements that reflect the achievement of this objective.

During the fourth quarter of 2013, the Company met criteria to classify its E&E assets in Ecuador as held for sale. The carrying value of the assets held for sale consist of expenditures in the amount of $51.9 million, consisting of $44.9 million, $6.9 million and $0.1 million of E&E assets, VAT receivables and other assets, respectively, as at December 31, 2013.

6.2 Zitong Block

On December 27, 2012 Sunwing Zitong Energy, a wholly owned subsidiary of the Company, completed the transfer of the Company’s participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. (“Shell”).

In exchange for Sunwing’s interest in the Zitong Petroleum Contract, the Company received total pre-tax cash proceeds of $105.0 million subject to a holdback pending the completion of regulatory audits. Initial pre-tax proceeds of approximately $96.2 million were delivered on closing and the Company received the remaining proceeds during 2013.

Shell assumed the obligations under the Supplementary Agreement and will replace the Zitong Performance Bond with a new performance bond financed by Shell. As a result, the collateral for the Zitong Performance Bond, presented as restricted cash on the Company’s consolidated statement of financial position, was released.

The Zitong Block was previously reported in the Asia segment.

6.3 Pan-China Resources Ltd.

On December 17, 2012 the Company completed the sale to MIE Holdings Corporation (“MIE”) for all of the outstanding shares of its indirect, wholly owned subsidiary, Pan-China Resources Ltd.

As consideration, the Company received $45.0 million in cash, less $5.4 million in adjustments and a $4.0 million holdback. The Company received the holdback amount during 2013.

6.4 Results of Discontinued Operations

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Year Ended December 31,
	2013	2012	2011
Revenue	–	32,470	37,407
Expenses and other	–	35,105	32,818
Net (loss) income before tax and before disposal	–	(2,635)	4,589
Income taxes	–	3,008	3,104
Net (loss) income after tax and before disposal	–	(5,643)	1,485

Pre-tax (loss) gain on disposal	(2,072)	57,007	–
Tax on disposal	–	1,720	–
After-tax (loss) gain on disposal	(2,072)	55,287	–
Net (loss) income from discontinued operations	(2,072)	49,644	1,485

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Operating activities	(2,072)	3,372	3,748
Investing activities	–	111,909	(30,595)
Financing activities	–	–	–
Total cash flows	(2,072)	115,281	(26,847)

As at December 31, 2013, all outstanding amounts (December 31, 2012 - $14.4 million) due from counterparties in the sale of discontinued operations have been collected.

7. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL® Technology	Total Intangible Assets
Cost
Balance December 31, 2011	17,203	133,452	31,178	181,833	92,153	273,986
Additions	424	8,334	25,561	34,319	–	34,319
Exploration and evaluation expense	(2,968)	(159)	(19,867)	(22,994)	–	(22,994)
Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	722	11,196	7,982	19,900	–	19,900
Exploration and evaluation expense	(15,381)	–	–	(15,381)	–	(15,381)
Impairment charge	–	–	–	–	(92,153)	(92,153)
Assets reclassified as held for sale	–	–	(44,854)	(44,854)	–	(44,854)
Balance December 31, 2013	–	152,823	–	152,823	–	152,823

Exploration and evaluation costs of $15.4 million were expensed in the year ended December 31, 2013. As part of the Company’s refocus of global activities, it is actively pursuing potential candidates to purchase or farm-in on the Mongolian production sharing contract (“PSC”). With the current economic conditions globally, it is not clear as to when a potential purchase or farm-in process will be successfully concluded. The Company expensed $15.4 million in capital costs for the year ended December 31, 2013 to reduce the carrying value of assets related to the Mongolian PSC to their estimated recoverable amount.

Exploration and evaluation costs of $23.0 million were expensed in the year ended December 31, 2012. The IP-17 exploratory well in the southern part of Block 20 in Ecuador led to the discovery of non-commercial quantities of hydrocarbons and the Company expensed $19.9 million in related costs. In addition, the Company also expensed $3.0 million in capital costs in 2012 relating to the second Mongolian well drilled in 2011.

The Company incurred a non-cash impairment charge of $101.1 million in 2013 of which $92.2 million related to the HTL® Technology asset and $8.9 million was related to the FTF which were recorded in intangible assets and property, plant and equipment (Note 8), respectively, on the consolidated statement of financial position and held as part of the Technology Development segment. The impairment charge reduced the recoverable amount of the asset to nil which represents its value in use.

The impairment charge for HTL® was driven, and resulted from, an escalation in the discount rate in the fourth quarter of 2013 calculated using the modified Capital Asset Pricing Model. In the fourth quarter of 2013, the Company’s share price and yields from publicly traded debt required the Company to assign additional risk premiums above what the Company has historically been required to use. Considering these factors, and as required under IFRS, the Company used a discount rate at year end of approximately 26% to conduct its impairment analysis for HTL.

The Company’s expected use of the HTL® technology estimates cash flows that typically have an internal rate of return lower than the discount rate of 26% used at year end which triggered the impairment charge in the period.

7.1 Security

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Company’s oil sands leases comprising the Tamarack project in the Athabasca region of Canada (“Tamarack”), the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the acquisition of the oil sands leases (Note 14). The contingent payment is secured by a first fixed charge and security interest in favor of Talisman, including over the oil sands leases, and a general security interest in all of the Company’s present and subsequently acquired property other than equity interests in the Company’s subsidiaries (through which it holds assets in Mongolia, Ecuador and the HTL® technology).

8. PROPERTY, PLANT AND EQUIPMENT

	Oil and Gas Property and Equipment
	Asia	Canada	Latin America	Total	Other Assets	Total PP&E
Cost
Balance December 31, 2011	48,862	–	–	48,862	14,477	63,339
Additions	6,984	–	–	6,984	–	6,984
Disposals	(55,846)	–	–	(55,846)	(79)	(55,925)
Balance December 31, 2012	–	–	–	–	14,398	14,398
Additions	–	–	–	–	847	847
Impairment charge	–	–	–	–	(8,943)	(8,943)
Disposals	–	–	–	–	(80)	(80)
Balance December 31, 2013	–	–	–	–	6,222	6,222

Accumulated Depletion and Depreciation
Balance December 31, 2011	13,095	–	–	13,095	3,265	16,360
Depletion and depreciation	6,691	–	–	6,691	961	7,652
Disposals	(19,786)	–	–	(19,786)	(33)	(19,819)
Balance December 31, 2012	–	–	–	–	4,193	4,193
Depletion and depreciation	–	–	–	–	1,014	1,014
Disposals	–	–	–	–	(51)	(51)
Balance December 31, 2013	–	–	–	–	5,156	5,156

Net Book Value
As at December 31, 2011	35,767	–	–	35,767	11,212	46,979
As at December 31, 2012	–	–	–	–	10,205	10,205
As at December 31, 2013	–	–	–	–	1,066	1,066

8.1 Other Assets

Other assets include the Company’s FTF at the Southwest Research Institute in San Antonio, Texas, and general furniture and fixtures. During 2013, the Company recognized a non-cash impairment charge to its FTF assets as described in Note 7.

9. DEBT

9.1 Convertible Debentures

	December 31, 2013	December 31, 2012
Debt component of the Convertible Debentures	68,926	73,686
Unamortized bifurcated derivative and transaction costs	(5,914)	(8,472)
Carrying amount	63,012	65,214

On June 9, 2011, the Company issued Cdn$73.3 million in 5.75% convertible unsecured subordinated debentures at a price of Cdn$1,000 per debenture. Cdn$50.0 million of the Convertible Debentures were issued in a public offering of Cdn$50.0 million. The remaining Cdn$23.3 million were issued in a private placement on the same terms as the public offering.

The Convertible Debentures mature on June 30, 2016, pay interest semi-annually on June 30 and December 31 and are convertible at a price of Cdn$10.08 per share. They are redeemable after June 30, 2014 at Ivanhoe’s option if the current market price of Ivanhoe’s common shares is equal to or greater than 125% of the conversion price. Any such redemption may be made using either cash or common shares.

The Canadian dollar denominated debt is considered an embedded derivative since the functional currency of the Company is the US dollar and, as such, the option was bifurcated and recognized at fair value as a long term derivative liability (Note 11) with changes in value recorded each period in the consolidated statement of loss.

Interest incurred for all outstanding debt was recorded as follows:

	Year ended December 31,
	2013	2012	2011
Interest expense(1)	2,429	4,213	333
Capitalized to E&E	4,109	5,027	2,878
Capitalized to PP&E	–	(319)	319
Total interest incurred	6,538	8,921	3,530

(1)	Interest expense is included in finance expense on the consolidated statements of loss and comprehensive loss.

10. FINANCIAL INSTRUMENTS

10.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	December 31, 2013	December 31, 2012
Convertible Debentures
Carrying amount	63,012	65,214
Fair value	31,017	60,052

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at December 31, 2013.

10.2 Financial Instruments Measured at Fair Value Through Profit or Loss

The Company classifies its financial instruments according to the fair value hierarchy outlined in IFRS 7, Financial Instruments: Disclosures, as described below:

—	Level 1 – using quoted prices in active markets for identical assets or liabilities.

—	Level 2 – using inputs for the asset or liability, other than quoted prices, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

—	Level 3 – using inputs for the asset or liability that are not based on observable market data, such as prices based on internal models or other valuation methods.

The following table presents the Company’s derivative instruments measured at FVTPL:

	Level 2	Level 3
	2011 Convertible Component of Debentures	Subsidiary Option	Total Fair Value
Balance December 31, 2011	1,617	183	1,800
Derivative gains through profit and loss	(1,430)	–	(1,430)
Foreign exchange gains	(6)	–	(6)
Expiration of subsidiary option through profit and loss	–	(183)	(183)
Balance December 31, 2012	181	–	181
Derivative gains through profit and loss	(177)	–	(177)
Foreign exchange gains	(4)	–	(4)
Balance December 31, 2013	–	–	–

The gain on derivative instruments of $0.2 million for the year ended December 31, 2013 (December 31, 2012 – $1.6 million) originated from the revaluation of derivative instruments measured at FVTPL.

10.3 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks resulting from foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable.

i. Foreign Currency Exchange Rate Risk

Ivanhoe is exposed to foreign currency exchange rate risk as a result of incurring capital expenditures and operating costs in currencies other than the US dollar. A substantial portion of the Company’s activities are transacted in, or referenced to, US dollars, including capital spending in Ecuador and ongoing FTF operations. Some of the Canada exploration activities are funded in Canadian dollars and the Convertible Debentures were issued in Canadian dollars. The Company did not enter into any foreign currency derivatives in 2013. To help reduce the Company’s exposure to foreign currency exchange rate risk, the Company seeks to hold assets and liabilities denominated in the same currency when appropriate.

The following table shows the Company’s exposure to foreign currency exchange rate risk on its net loss and comprehensive loss for 2013, assuming reasonably possible changes in the relevant foreign currency. This analysis assumes all other variables remain constant.

(Increase) Decrease in Net Loss and Comprehensive Loss	Change From a 10% Increase or Weakening	Change From a 10% Decrease or Strengthening
Canadian dollar	336	(336)

ii. Credit Risk

Ivanhoe is exposed to credit risk with respect to its cash and cash equivalents, restricted cash, accounts receivable, note receivable and long term receivables. The Company’s maximum exposure to credit risk at December 31, 2013, is represented by the carrying amount of these non-derivative financial assets.

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

	December 31, 2013	December 31, 2012
Accounts receivable – current	534	14,848

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

As at December 31, 2013	Less than 1 year	1 to 2 years	3 to 4 years
Non-derivative financial liabilities
Accounts payable and accrued liabilities	6,295	–	–
Debt and interest	3,963	74,854	–

11. DERIVATIVE INSTRUMENTS

The Company issued Cdn$73.3 million in Convertible Debentures in the second quarter of 2011, as described in Note 9.1.  The outstanding principal amount of the Convertible Debentures is convertible into common shares of the Company. The fair value of the equity conversion component was nil at December 31, 2013, calculated with the Black-Scholes valuation method using a risk-free interest rate of 1.21%, a dividend yield of 0.00%, a weighted average volatility factor of 40.00% and an expected life of 2.5 years.

Based on the nil balance of the equity conversion component, a 10% increase or decrease would have an immaterial effect on the fair value of the option.

12. LONG TERM PROVISIONS

	December 31, 2013	December 31, 2012
Decommissioning provision
Balance, beginning of year	2,876	1,567
Liabilities incurred	399	950
Revisions in cash flow estimates	(563)	210
Unwinding of discount	(89)	28
Change in discount rates	(315)	121
Balance, end of year	2,308	2,876
Long term accrued liabilities	281	281
Long term provisions	2,589	3,157

12.1 Decommissioning Provision

The decommissioning provision represents the present value of decommissioning costs related to oil and gas properties in Canada, the FTF, and oil and gas properties in Ecuador, which are expected to be incurred in 2016-2035, 2029 and 2038 respectively. The Company records a provision for the estimated future cost of decommissioning oil and gas properties and the FTF on a discounted basis. The provision for the costs of decommissioning these oil and gas properties and the FTF has been estimated, using current prices and discounted using a risk-free interest rate of 1.2% to 3.2% at December 31, 2013 (December 31, 2012 – 0.9% to 2.2%).

12.2 Long term accrued liabilities

Long term accrued liabilities include share-based payments arising from cash-settled awards from the RSU plan (Note 16) and a finance lease obligation related to vehicle leases in Ecuador.

13.  INCOME TAXES

The Company and its subsidiaries are required to individually file tax returns in each of the jurisdictions in which they operate. The provision for income taxes differs from the amount computed by applying the statutory income tax rates to the net losses before income taxes. The combined Canadian federal and provincial statutory rates as at December 31, 2013, 2012 and 2011 were 25.0%, 25.0% and 26.5%, respectively. The sources and tax effects for the differences are as follows:

	Year ended December 31,
	2013	2012	2011
Loss from continuing operations before income taxes	158,065	66,450	31,135
Combined Canadian federal and provincial statutory rates	25.0%	25.0%	26.5%
Tax benefit	(39,516)	(16,613)	(8,251)
Tax losses and deferred deductions not recognized as deferred tax assets	34,944	13,036	7,456
Foreign net losses affected at higher income tax rates	(9,964)	(760)	(867)
Expiry of tax loss carry-forwards	–	791	172
Derivative and other gains not deductible (taxable)	(44)	387	(3,784)
Compensation not deductible	845	781	1,410
Net currency exchange losses (gains) not deductible (taxable)	(904)	327	(136)
Change in prior year estimate of tax loss carry-forwards	(115)	(461)	(621)
Other differences	443	80	247
Recovery of income taxes	(14,311)	(2,432)	(4,374)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	–	–	672	(3,686)
Intangible assets	–	–	2,543	(35,786)
Tax loss carry-forwards	–	–	21,556	–
Tax credit carry-forwards	–	–	350	–
	–	–	25,121	(39,472)

As at December 31, 2013, the Company’s deferred income tax liability in the consolidated statement of financial position was nil.

The Company has not recorded deferred income tax assets in respect of the following:

	December 31, 2013	December 31, 2012
Operating tax loss carry-forwards	265,539	175,655
Unrealized foreign exchange loss on intercompany debt	4,537	–
Financing costs	1,033	3,691
	271,109	179,346

The consolidated loss carry-forward amounts and the year of expiry as at December 31, 2013, are shown in the following table. A loss of approximately Cdn$83.0 million from the disposition of Russian operations in 2000 and the settlement of intercompany loans in 2012, is available for carry-forward indefinitely against future Canadian capital gains, and is not included in the deferred income tax assets above.

Year of Expiry
2014	5,188
2015	6,732
2018	2,093
2019	1,078
2020 to 2025	5,508
2026 to 2033	311,625
332,224

As at December 31, 2013, the Company’s loss carry-forwards of $332.2 million were composed of $258.5 million in Canada and $73.7 million in the United States.

At December 31, 2013, no current income taxes are payable (December 31, 2012– $1.7 million).

14. COMMITMENTS AND CONTINGENCIES

14.1 Operating Lease Arrangements

In the year ended December 31, 2013, the Company expended $1.5 million (December 31, 2012 – $1.0 million) on operating leases relating to the rental of office space, which expire between November 2014 and August 2018.

At December 31, 2013, future net minimum payments for operating leases were:

2014	993
2015	826
2016	704
2017	352
After 2017	158
3,033

14.2 Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack leases, the Company will make a cash payment to Talisman of up to Cdn$15.0 million, as a contingent, final payment for the 2008 acquisition of the Tamarack leases.

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

15. SHAREHOLDERS’ EQUITY

15.1 Share Capital

Authorized	Unlimited common shares with no par value
Unlimited preferred shares with no par value

Issued and Outstanding	114,824,254 common shares (December 31, 2012 – 114,713,143, December 31, 2011 – 114,713,143)
Nil preferred shares (December 31, 2012 – nil, December 31, 2011 – nil)

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

See the Consolidated Statements of Changes in Equity for the change in common shares issued in the years ended December 31, 2013, 2012 and 2011.

15.2 Contributed Surplus

Contributed surplus at December 31, 2013, 2012 and 2011 consisted solely of share-based compensation expense from equity settled awards.

16. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, or capitalized to E&E assets as follows:

	Year ended December 31,
	2013	2012	2011
Share-based expense related to
Equity settled transactions	3,237	3,289	5,614
Cash settled transactions	284	211	269
Total share-based expense	3,521	3,502	5,883
Share-based payments capitalized as E&E assets	–	–	335

16.1 Stock Option Plan
Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2010	5,642	6.72
Granted	975	6.18
Exercised	(562)	7.32
Expired	(237)	8.70
Forfeited	(569)	7.38
Outstanding, December 31, 2011	5,249	6.42
Granted	1,028	2.78
Exercised	–	–
Expired	(474)	6.14
Forfeited	(845)	6.51
Outstanding, December 31, 2012	4,958	5.68
Granted	2,587	2.16
Exercised	–	–
Expired	(1,120)	5.14
Forfeited	(531)	6.58
Outstanding, December 31, 2013	5,894	4.16

Exercisable, December 31, 2011	2,744	6.39
Exercisable, December 31, 2012	3,010	6.29
Exercisable, December 31, 2013	2,363	6.31

Shares authorized for issue under the option plan at December 31, 2013 were 11.5 million (December 31, 2012 – 8.0 million).

There were no stock options exercised in the twelve months ended December 31, 2013 (December 31, 2012 – nil).

The weighted average fair value of stock options granted from the stock option plan during the year ended December 31, 2013 was Cdn$1.45  (December 31, 2012 – Cdn$1.98, December 31, 2011 – Cdn$3.66) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

	2013	2012	2011
Expected life (in years)	6.2	6.3	6.4
Volatility (1)	76.9%	73.9%	74.0%
Dividend yield	–	–	–
Risk-free rate	1.6%	1.7%	2.2%
Estimated forfeiture rate	10.0%	8.1%	6.6%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at December 31, 2013:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
1.26 to 3.87	3,632	5.9	2.32
3.88 to 5.67	221	2.6	4.78
5.68 to 8.37	1,821	3.1	7.07
8.38 to 10.32	220	3.1	9.78
	5,894	4.8	4.16

16.2 Restricted Share Unit Plan
The Company has a RSU plan under which it may issue restricted share units to eligible employees. RSUs vest in equal increments over three years and are settled in shares bought on the open market through a trust or cash on the anniversary date. RSUs do not entitle the holder to exercise voting rights until they have vested and the underlying shares have been delivered to the participant.

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2010	–	–
Granted	372	4.86
Vested	–	–
Forfeited	(60)	6.24
Outstanding, December 31, 2011	312	4.59
Granted	849	2.04
Vested	(94)	3.42
Forfeited	(191)	3.03
Outstanding, December 31, 2012	876	2.16
Granted	1,693	0.72
Vested	(312)	2.07
Forfeited	(48)	1.94
Outstanding, December 31, 2013	2,209	1.01

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average fair value of RSUs granted during the year ended December 31, 2013 was Cdn$0.72 (December 31, 2012 was Cdn$2.04, December 31, 2011 – Cdn$4.86) per RSU at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

	2013	2012	2011
Expected life (in years)	2.0	2.0	3.0
Volatility (1)	76.4%	69.2%	64.8%
Dividend yield	–	–	–
Risk-free rate	1.1%	1.1%	1.2%
Estimated forfeiture rate	18.8%	26.7%	6.1%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

	December 31, 2013	December 31, 2012
Current liabilities related to RSUs	324	228
Long term liabilities related to RSUs	188	142
Intrinsic value of vested RSUs	–	–

17. RETIREMENT PLANS

In 2001, the Company adopted a defined contribution retirement or thrift plan (“401(k) Plan”) to assist US employees in providing for retirement or other future financial needs. Employees’ contributions (up to the maximum allowed by US tax laws) are matched 100% by the Company.

For the year ended December 31, 2013, the Company paid $0.2 million for retirement plan contributions (December 31, 2012 – $0.2 million, December 31, 2011 – $0.4 million).

18. SEGMENT INFORMATION

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

The Technology Development area captures costs incurred to develop, enhance and identify improvements in the application of the Company’s HTL® technology. The Corporate area consists of costs that are not directly allocable to operating projects, such as executive officers, corporate financings and other general corporate activities.

The accounting policies of the segments are the same as the Company’s consolidated accounting policies. Segment results include transactions between business segments. Corporate activities undertaken on behalf of a segment are allocated at cost. Segment liabilities include intercompany balances.

The following tables present the Company’s segment income (loss), capital investments and identifiable assets and liabilities:

Year ended December 31, 2013	Asia	Canada	Latin America	Technology Development	Corporate(3)	Total

Interest and other income	–	3	–	299	125	427

Expenses and other
Operating	–	–	–	4,426	–	4,426
General and administrative	690	2,549	7,096	4,559	23,174	38,068
Exploration and evaluation	15,381	–	–	–	–	15,381
Impairment of intangible assets	–	–	–	92,153	–	92,153
Impairment of property, plant and equipment	–	–	–	8,943	–	8,943
Depreciation	31	–	93	554	336	1,014
Foreign currency exchange (gain) loss	(4)	25	4	–	(3,681)	(3,656)
Derivative instruments loss	–	–	–	–	(177)	(177)
Finance	–	–	(72)	7	2,405	2,340
	16,098	2,574	7,121	110,642	22,057	158,492

Net loss before income taxes	(16,098)	(2,571)	(7,121)	(110,343)	(21,932)	(158,065)

Recovery (provision for) of income taxes
Current	–	–	–	–	(41)	(41)
Deferred	2,717	–	–	33,092	(21,457)	14,352
	2,717	–	–	33,092	(21,498)	14,311

Net loss and comprehensive loss from continuing operations	(13,381)	(2,571)	(7,121)	(77,251)	(43,430)	(143,754)
Net loss and total comprehensive loss from discontinued operations	–	–	–	–	(2,072)	(2,072)
Net loss and comprehensive loss	(13,381)	(2,571)	(7,121)	(77,251)	(45,502)	(145,826)

Capital investments – Intangible	411	7,538	7,922	–	–	15,871
Capital investments – Property, plant and equipment	(50)	–	(80)	–	1,186	1,056

Year ended December 31, 2012	Asia	Canada	Latin America	Technology Development	Corporate	Total

Interest and other income	–	3	–	–	25	28

Expenses and other
Operating	–	–	–	4,252	–	4,252
General and administrative	1,689	3,821	5,336	3,184	17,119	31,149
Exploration and evaluation	2,968	159	19,867	–	–	22,994
Depreciation	45	1	164	567	184	961
Foreign currency exchange (gain) loss	(62)	–	–	–	1,309	1,247
Derivative instruments loss	–	–	–	–	(1,430)	(1,430)
Finance	–	18	(169)	5	4,474	4,328
Loss on debt repayment	–	–	–	–	2,977	2,977
	4,640	3,999	25,198	8,008	24,633	66,478

Net loss before income taxes	(4,640)	(3,996)	(25,198)	(8,008)	(24,608)	(66,450)

Recovery of income taxes
Current	–	–	–	–	–	–
Deferred	–	–	–	36	2,396	2,432
	–	–	–	36	2,396	2,432

Net loss and comprehensive loss from continuing operations	(4,640)	(3,996)	(25,198)	(7,972)	(22,212)	(64,018)
Net income and total comprehensive income from discontinued operations	49,644	–	–	–	–	49,644
Net income (loss) and comprehensive income (loss)	45,004	(3,996)	(25,198)	(7,972)	(22,212)	(14,374)

Capital investments – Intangible	12,853	3,834	23,416	–	–	40,112
Capital investments – Property, plant and equipment	7,269	4	6	3	50	7,332

Year ended December 31, 2011	Asia	Canada	Latin America	Technology Development	Corporate	Total

Interest and other income	–	–	–	–	572	572

Expenses and other
Operating	–	–	–	4,561	–	4,561
General and administrative	2,216	3,257	7,645	4,026	21,435	38,579
Exploration and evaluation	2,124	–	650	–	–	2,774
Depreciation	37	9	138	555	275	1,014
Foreign currency exchange (gain) loss	96	(6)	3	–	(627)	(534)
Derivative instruments gain	-	–	–	–	(13,148)	(13,148)
Finance	26	6	32	8	289	361
Gain on derecognition of long term provision	–	–	–	–	(1,900)	(1,900)
	4,499	3,266	8,468	9,150	6,324	31,707

Loss before income taxes	(4,499)	(3,266)	(8,468)	(9,150)	(5,752)	(31,135)

(Provision for) recovery of income taxes
Current	–	–	–	–	(7)	(7)
Deferred	–	–	–	(1,389)	5,770	4,381
	–	–	–	(1,389)	5,763	4,374

Net income (loss) and comprehensive income (loss) from continuing operations	(4,499)	(3,266)	(8,468)	(10,539)	11	(26,761)
Net income and total comprehensive income from discontinued operations	1,485	–	–	–	–	1,485
Net income (loss) and comprehensive income (loss)	(3,014)	(3,266)	(8,468)	(10,539)	11	(25,276)

Capital investments – Intangible	20,390	6,280	10,720	–	–	37,390
Capital investments – Property, plant and equipment	12,733	–	43	879	15	13,670

	Asia	Canada	Latin America	Technology Development	Corporate(3)	Total
As at December 31, 2013
Assets(1)	125	153,682	92,342	87	(14,063)	232,173
Liabilities(2)	16,552	170,897	113,140	70,698	(299,391)	71,896

As at December 31, 2012
Assets(1)	37,901	142,051	77,149	101,846	43,110	402,057
Liabilities(2)	25,616	156,696	97,325	95,205	(275,783)	99,059

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under the Corporate segment and assets classified as held for sale in the Asia segment as at December 31, 2012.
(2)
Liabilities for the Corporate segment include intercompany receivables of $408.3 million at December 31, 2013 (December 31, 2012 – $367.0 million) required to eliminate intercompany payables upon consolidation.

(3)
As at December 31, 2013, the Corporate segment includes the results of, and any remaining assets and liabilities of Sunwing Holding Corporation not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

19. CAPITAL MANAGEMENT

The Company defines capital as long term debt and total shareholders’ equity. At December 31, 2013, the Company is not subject to any financial covenants. The Company’s objectives are to safeguard Ivanhoe’s ability to continue as a going concern, to continue the exploration and development of its projects and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk. To manage its capital requirements, the Company prepares an annual expenditure budget that is updated periodically. The annual and updated budgets are approved by the Board of Directors. Ivanhoe’s capital structure was as follows as at:

	December 31, 2013		December 31, 2012
Long term debt	63,012	28.2%	65,214	17.7%
Shareholders’ equity	160,277	71.8%	302,998	82.3%
Total capital	223,289	100.0%	368,212	100.0%

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

Year ended December 31,	2013	2012	2011
Operating activities
Accounts receivable	13,923	7,344	(2,210)
Prepaid and other	651	(235)	(301)
Note receivable	10	(3)	38
Accounts payable and accrued liabilities	(7,730)	1,575	5,306
Discontinued operations	–	908	–
	6,854	9,589	2,833
Investing activities
Accounts receivable	–	(14,346)	716
Prepaid and other	(498)	53	1,748
Accounts payable and accrued liabilities	(687)	1,555	(10,779)
Discontinued operations	–	14,388	–
	(1,185)	1,650	(8,315)
Financing activities
Accounts payable and accrued liabilities	(8)	(32)	57
	(8)	(32)	57
	5,661	11,207	(5,425)

21. RELATED PARTY TRANSACTIONS

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

The breakdown of the related party expenses for the year ended December 31 is as follows:

Related Party	Nature of Transaction	2013	2012	2011
Global Mining Management Corp.	Administration	409	286	585
Ivanhoe Capital Aviation Ltd.	Aircraft	1,200	1,200	1,200
Ivanhoe Capital Services Ltd.	Administration	342	316	407
Ivanhoe Systems PTE Ltd.	Information technology	50	–	–
1092155 Ontario Inc.	HTL® technology	52	44	44
SouthGobi Resources Ltd.	Administration	–	44	154
Ensyn Technologies Inc.	HTL® technology	–	–	14
Ivanhoe Capital PTE Ltd.	Administration	–	–	150
Ivanhoe Capital Finance Ltd.	Financing	–	1,627	–
		2,053	3,517	2,554

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	December 31, 2013	December 31, 2012
Global Mining Management Corp.	Administration	38	39
Ivanhoe Capital Services Ltd.	Administration	20	26
		58	65

In 2011, Ivanhoe sold Cdn$23.3 million of the Convertible Debentures, on a private placement basis and on the same terms as the public offering (Note 9.1), to certain officers and directors.

22. REMUNERATION OF KEY MANAGEMENT PERSONNEL

The remuneration of directors and other key members of management was:

Year ended December 31,	2013	2012	2011
Base salaries or fees and other cash payments	6,067	4,416	3,762
Employer’s contributions to retirement plan	132	97	87
Share-based compensation expense	2,469	2,817	2,780
	8,668	7,330	6,629

23. INVESTMENTS IN SUBSIDIARIES

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

24. SUBSEQUENT EVENT

In the first quarter of 2014, the Company decided to suspend activity its Tamarack Project, held in the Canada segment, pending regulatory clarity from the AER on the final guidelines for shallow SAGD projects. The Company does not expect the suspension to have an impact on the carrying value of the Tamarack assets; however, the carrying value of the capitalized costs will continue to be reviewed.

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

Reserves presented in this section represent the Company’s share of reserves, excluding royalty interests of others. The reserves were based on the estimates by the independent petroleum engineering firm of GLJ Petroleum Consultants Ltd. The changes in the Company’s net proved oil reserves in China for the three-year period ended December 31, 2013, were as follows:

(mbbls)	Developed	Undeveloped	Total(1)
Net proved reserves, December 31, 2010	1,265	473	1,738
Revisions of previous estimates	271	(171)	100
Extensions and discoveries	52	98	150
Production	(353)	–	(353)
Net proved reserves, December 31, 2011	1235	400	1,635
Production	(284)	–	(284)
Sale of reserves in place	(951)	(400)	(1,351)
Net proved reserves, December 31, 2012	–	–	–
Net proved reserves, December 31, 2013	–	–	–
(1)	None of the Company’s proved oil reserves are related to bitumen.

Net proved producing reserves in China as at December 31, were as follows:

(mbbls)
2011	1,235
2012	–
2013	–

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

For the years ended December 31, 2013, 2012, and 2011 future net cash flows were computed using 12 month historical average prices in estimating the Company’s proved oil reserves, current costs, and statutory tax rates adjusted for tax deductions, that relate to existing proved oil reserves. The following standardized measure of discounted future net cash flows from proved oil reserves was computed using prices of $93.91 bbl of oil for 2011. The standardized measure of discounted future net cash flows from proved oil reserves was nil for 2013 and 2012 as the Company disposed of all of is proved reserves as part of the sale of Pan-China Resources Ltd. A discount rate of 10% was applied in determining the standardized measure of discounted future net cash flows.

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

2013(1)
Future cash inflows	–
Future development and restoration costs	–
Future production costs	–
Future income taxes	–
Future net cash flows	–
10% annual discount	–
Standardized measure	–
(1) The Company disposed of all of its proved reserves as part of the sale of Pan-China Resources Ltd., any revenue generated in 2012 from proved reserves is accounted for in discontinued operations.

2012(1)
Future cash inflows	–
Future development and restoration costs	–
Future production costs	–
Future income taxes	–
Future net cash flows	–
10% annual discount	–
Standardized measure	–
(2) The Company disposed of all of its proved reserves as part of the sale of Pan-China Resources Ltd., any revenue generated in 2012 from proved reserves is accounted for in discontinued operations.

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

Changes in standardized measure of discounted future net cash flows from China as at December 31 in each of the three most recently completed financial years were as follows:

2013
Sale of oil and gas, net of production costs	–
Net changes in prices and production costs	–
Extensions and discoveries, net of future production and development costs	–
Net change in future development costs	–
Development costs incurred during the period that reduced future development costs	–
Revisions of previous quantity estimates	–
Accretion of discount	–
Net change in income taxes	–
Sale of reserves in place	–
Changes in production rates (timing) and other	–
Decrease	–
Standardized measure, beginning of year	–
Standardized measure, end of year	–

2012
Sale of oil and gas, net of production costs	(17,771)
Net changes in prices and production costs	–
Extensions and discoveries, net of future production and development costs	–
Net change in future development costs	–
Development costs incurred during the period that reduced future development costs	–
Revisions of previous quantity estimates	–
Accretion of discount	–
Net change in income taxes	–
Sale of reserves in place	(37,339)
Changes in production rates (timing) and other	–
Decrease	(55,110)
Standardized measure, beginning of year	55,110
Standardized measure, end of year	–

2011
Sale of oil and gas, net of production costs	(21,833)
Net changes in prices and production costs	24,927
Extensions and discoveries, net of future production and development costs	9,426
Net change in future development costs	(18,571)
Development costs incurred during the period that reduced future development costs	12,605
Revisions of previous quantity estimates	4,485
Accretion of discount	3,965
Net change in income taxes	(2,418)
Changes in production rates (timing) and other	2,877
Increase	15,463
Standardized measure, beginning of year	39,647
Standardized measure, end of year	55,110

Costs incurred in oil and gas property acquisition, exploration, and development activities for the Company’s oil and gas properties for the years ended December 31 were as follows:

	2013	2012	2011
Canada
Exploration	11,196	8,176	9,697
	11,196	8,176	9,697
Ecuador
Property acquisition
Unproved	–	–	767
Exploration	7,982	25,560	11,536
	7,982	25,560	12,303
Asia(1)
Exploration	722	12,453	23,094
Development	–	7,878	12,923
	722	20,331	36,017
Total	19,900	54,067	58,017

(1)
The Company disposed of all of its proved reserves as part of the sale of Pan-China Resources Ltd., costs incurred at Pan-China Resources Ltd. during 2012 and 2011 are included in exploration and development costs.

The depletion rates, on a net production basis, were as follows:

China ($/bbl)
2013	–
2012	22.63
2011	19.54

The results of operations from producing activities for the years ended December 31 were as follows:

	2013	2012	2011
Oil revenue	–	32,466	37,403
Operating	–	(12,186)	(15,570)
Depletion	–	(6,681)	(7,053)
Results of operations from producing activities	–	13,599	14,780

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company’s management, including our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon this evaluation, management concluded that these disclosure controls and procedures were effective to ensure that (1) information required to be disclosed in the Company’s reports under the Exchange Act is accumulated and communicated to the Company’s Executive Chairman and Chief Financial Officer to allow timely decisions regarding required disclosure and (2) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

—
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with Canadian generally accepted accounting principles applicable to publicly accountable enterprises, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Deloitte LLP, the Company’s Independent Registered Public Accounting Firm that audited the consolidated financial statements included in Item 8 of this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which immediately follows.

/s/ Carlos A. Cabrera	/s/ Gerald D. Schiefelbein
Carlos A. Cabrera	Gerald D. Schiefelbein
Executive Chairman	Chief Financial Officer

March 17, 2014

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ivanhoe Energy Inc.

We have audited the internal control over financial reporting of Ivanhoe Energy Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with International Financial Accounting Standards as issued by the International Accounting Standards Board, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte LLP
Chartered Accountants

March 17, 2014
Calgary, Canada

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each director is elected for a one-year term or until his successor has been duly elected or appointed.  All of our directors were elected at our last annual general meeting of shareholders (“AGM”) held on April 22, 2013. The term of office of each director concludes at our next AGM, unless the director’s office is earlier vacated in accordance with our by-laws.

Name	Age	Positions Held	Ivanhoe Director Since
Carlos A. Cabrera	62	Executive Chairman	2010
Robert M. Friedland	63	Founder and Executive Co-Chairman	1995
A. Robert Abboud	84	Independent Lead Director	2006
Howard R. Balloch	62	Director	2002
Brian F. Downey	72	Director	2005
Robert G. Graham	60	Director	2005
Peter G. Meredith	70	Director	2007
Alexander A. Molyneux	39	Director	2010
Robert A. Pirraglia	64	Director	2005

Officers serve at the pleasure of the Board of Directors.

Name	Age	Current Position	Executive Officer Since
Carlos A. Cabrera	62	Executive Chairman	2011
Robert M. Friedland	63	Founder and Executive Co-Chairman	2008
Gerald D. Schiefelbein	55	Senior Vice President, Finance and Chief Financial Officer	2009
Greg G. Phaneuf	44	Senior Vice President, Business Development & Corporate Strategy	2010
Michael A. Silverman	60	Senior Vice President, Downstream Technology and Chief Technology Officer	2007
Edwin J. Veith	55	Senior Vice President, Canadian Projects	2007
Joseph D. Kuhach	52	Senior Vice President, Upstream Technology & Integration	2008
Marlene A. Duff	63	Senior Vice President, Human Resources	2008
William E. Parry	63	Senior Vice President & General Counsel	2013
Santiago Pàstor Morris	55	Senior Vice President & General Manager Ecuador	2012

A. ROBERT ABBOUD

Mr. Abboud has been the Independent Lead Director of the Company since May 2006 and serves as an ex-officio member of the Company’s Audit, Nominating and Corporate Governance and Compensation and Human Resources Committees.  He is also a member of the Executive Committee.  He was Co-Chairman of the Company from May 2006 to December 2011.  Mr. Abboud has been President and Chief Executive Officer of A. Robert Abboud and Company, a private investment company, since 1984, and has had a 46-year career in oil and gas, banking and foreign affairs.  He was previously President and Chief Operating Officer of Occidental Petroleum Corporation, Chairman and Chief Executive Officer of First Chicago Corporation and The First National Bank of Chicago, Chairman and Chief Executive Officer of First City Bancorporation of Texas, Chairman of ACB International, Ltd., a joint venture that included the Bank of China and a subsidiary of the Chinese Ministry of Foreign Relations and Trade.  Mr. Abboud has served as a member of the Board of Directors of AMOCO and as a Board and Compensation Committee member as well as Audit Committee Chairman for AAR Corporation, Alberto-Culver Company, Hartmarx Corporation, ICN Pharmaceuticals Inc. and Inland Steel Industries. Mr. Abboud holds a Bachelor of Arts (Cum Laude) from Harvard College, a J.D. from Harvard Law School and a Master of Business Administration from

Harvard Business School, and is a member of the Illinois and Massachusetts Bar Associations, as well as the Federal Bar and American Bar Associations. Mr. Abboud was selected to serve on our Board due to his extensive experience at the senior executive and board level in the oil and gas industry and in international finance, and for the financial acumen, strategic insight, acute business judgment and international business experience he brings to the Company.

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

Mr. Friedland founded Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.) and was Executive Chairman from March 1994 to April 2012 and Chief Executive Officer from October 2010 to April 2012. He also is the founder of Ivanplats Limited (now Ivanhoe Mines Ltd. (“Ivanhoe Mines”)), a public company presently advancing mineral projects in Africa and the Democratic Republic of Congo, and has been Ivanhoe Mines’ Executive Chairman since November 2000 and was President from June 2003 to May 2008.

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

BRIAN F. DOWNEY

Mr. Downey joined the Board of Directors and was appointed Chairman of the Audit Committee in July 2005. Mr. Downey also serves as a member of the Compensation and Human Resources Committee.  He served as a member of the Nominating and Corporate Governance Committee from April 2009 until April 2013. Mr. Downey has been President of Downey & Associates Management Inc., a real estate holding company, since July 1986, and Financial Advisor to Lending Solutions, Inc., a full-service loan call centre located in the US whose clients are primarily US and Canadian financial institutions, since January 2002. From 1995 to 2002 he was a principal and served as Chief Executive Officer (“CEO”) of Lending Solutions, Inc., and from 1986 to 1995 he served as President and Chief Executive Officer of Credit Union Central of Canada, the national trade association and national liquidity facility for all credit unions in Canada. Mr. Downey has a Certified Management Accountant (CMA) designation acquired through the University of Manitoba and is a Member of the Society of Management Accountants of Ontario. Mr. Downey was selected to serve as a director on our Board due to his extensive experience and expertise in financial and accounting matters.  Mr. Downey is the Company’s “audit committee financial expert” within the meaning of the Securities Exchange Act of 1934, as amended.

DR. ROBERT G. GRAHAM

Dr. Graham has been a director of the Company since April 2005 and served as the Company’s Chief Technology Officer from April 2007 to September 2007.  Dr. Graham co-founded Ensyn and served on the board and in various senior executive roles with Ensyn and its predecessor companies since 1984 until it was acquired by the Company in 2005. Since then, he has served as Chairman (since June 2007) and Chief Executive Officer (since July 2008), and President and Chief Executive Officer (from April 2005 to June 2007) of Ensyn Corporation.  Dr. Graham has been working on the commercial development of the RTP™ biomass refining and petroleum upgrading technologies since the early 1980s. This work culminated in the development of commercial RTP™ applications in the wood industry in the late 1980’s and the establishment of Ensyn Renewables Inc. to capitalize on commercial projects for this business. In 1997, Dr. Graham initiated the application of this commercial RTP™ technology in the petroleum industry.  Dr. Graham holds Bachelor of Science and Bachelor of Science Honours degrees from Carlton University, and a Master of Engineering and Ph.D. in Chemical Engineering from the University of Western Ontario.  Dr. Graham brings unique skill, expertise and experience to our Board as the inventor of our HTL® technology and as a scientist and businessman with extensive experience in the technology industry.

PETER G. MEREDITH

Mr. Meredith joined the Board of Directors in December 2007 and serves as a member of the Executive Committee.  He previously served as a director from 1996 to 1999 and as the Company’s Chief Financial Officer from June 1999 to January 2000.  Mr. Meredith was the Deputy Chairman of Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.), from May 2006 to April 2012 and was Chief Financial Officer of Ivanhoe Mines Ltd. from May 2004 to May 2006 and from June 1999 to November 2001.  He also was the Chairman of SouthGobi Resources Ltd. from October 2009 to September 2012 and was previously Chief Executive Officer from June 2007 to October 2009. Mr. Meredith served as Chief Financial Officer of Ivanhoe Capital Corporation from June 2001 to March 2009.  Prior to joining the Company, Mr. Meredith spent 31 years with Deloitte & Touche LLP, Chartered Accountants, where he retired as a partner in 1996. He was a member of its Canadian board of directors from 1991 to 1996. Mr. Meredith is a Chartered Accountant and is a member of the Institute of Chartered Accountants of British Columbia, the Institute of Chartered Accountants of Ontario and the Ordre des Comptables Agrees du Quebec.  Mr. Meredith was selected to serve as a director on our Board due to his extensive experience at the senior executive and board level with international resource companies and his financial accounting, reporting and corporate finance expertise, and the depth of his knowledge of the Company’s operations and of the political and regulatory requirements of the regions in which the Company operates derived from his involvement in leadership roles with the Company and other resource companies operating in similar regions since 1996.

ALEXANDER A.  MOLYNEUX

Mr. Molyneux has been a director of the Company since May 2010.  Mr. Molyneux has been the Executive Chairman of Celsius Coal Limited (ASX:CLA) since December 2012 and the Chairman designate of Blumont Group Ltd. (SIN:BLUM) since October

2013. He has also served as a non-executive director of Goldrock Mines Corp. (TSX:GRM), a mining development and exploration company, since December 2012. Mr. Molyneux was the President (April 2009 to September 2012), Chief Executive Officer (October 2009 to September 2012) and a director (October 2009 to September 2012) of SouthGobi Resources Ltd. (TSX:SGQ, HK:1878). Mr. Molyneux was Head of Metals and Mining Investment Banking for Citigroup where he established a leading metals and mining investment banking business in Asia. During his career at Citigroup and UBS, he advised on natural resources industry public offerings, mergers and acquisitions, bond and debt offerings totaling several billion dollars. Mr. Molyneux holds a Bachelor’s degree in Economics from Monash University in Australia. Mr. Molyneux was selected to serve as a director on our Board based on his comprehensive background in the areas of international capital markets, corporate finance and investment banking in Asia and elsewhere and his experience in doing business in the natural resource sector in China and Mongolia.

ROBERT A. PIRRAGLIA

Mr. Pirraglia has been a director of the Company since April 2005 and acted as the Chair of the Business Development Committee from August 2007 until May 2008.  He is currently the Chair of the Nominating and the Corporate Governance Committee and a member of the Audit Committee. Mr. Pirraglia is an engineer and attorney with more than 30 years of experience in the development of energy projects and projects employing innovative technologies. He served on the board of Ensyn Group, Inc. starting in 1996, and was also Chief Operating Officer of Ensyn Group, Inc. from September 1998 to April 2005. He has been a member of the board of Ensyn Corporation since June 2005 and was its Chief Operating Officer and Vice President from April 2005 to October 2007 and its Executive Vice President from October 2007 to June 2011.  Since June 2011, he has served as President of Ensyn Corporation. Mr. Pirraglia has been a member of the Management Committee of Envergent Technologies LLC, a Honeywell Company, that is a joint venture between Ensyn Corporation and UOP, LLC since October 2007 and a member of the board of F&E Technologies, LLC, a joint venture between Ensyn Corporation and Fibria Celulose, S.A. In addition to being a founder and manager of several energy and waste processing companies, Mr. Pirraglia has provided management and business consulting services to various US, Canadian and European companies.  Mr. Pirraglia holds a Bachelor of Engineering in Electrical Engineering degree from New York University and a J.D. from Fordham University School of Law. Mr. Pirraglia brings significant legal, technical and project management experience and expertise to our Board as well as governance experience from acting as a public company director.

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

GREG G. PHANEUF

Mr. Phaneuf was appointed Senior Vice President, Business Development and Corporate Strategy in September 2012.   He previously served as Executive Vice President, Corporate Development of the Company from March 2011 to September 2012 and as Senior Vice President, Corporate Development from September 2010 to March 2011. Mr. Phaneuf is responsible for the overall approach and execution on the Company's existing corporate development projects, as well pursuing new corporate development initiatives. He also leads the Investor Relations and Communications Department and is a key spokesperson in dealing with the investment community.

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

MICHAEL A. SILVERMAN

Dr. Silverman was appointed Senior Vice President, Downstream Technology in September 2012 and has served as the Chief Technology Officer of the Company since September 2007.  He previously served as the Executive Vice President, Technology from September 2007 to September 2012.  From May, 2007 to September, 2007 he was Vice President, Technology.  Since joining the Company in 2007, Dr. Silverman has been responsible for all technical aspects of the Company's proprietary HTL® upgrading process. This includes interfacing with leading engineering firms in the design of commercial HTL® installations, technology development and intellectual property management.

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

EDWIN J. VEITH

Mr. Veith has been the Senior Vice President, Canadian Projects since September 2012. He previously served as Executive Vice President, Upstream from September 2007 to September 2012.  Mr. Veith has also been Vice President, HTL® Technology of Ivanhoe Energy (USA) Inc. from November 2005 until June 2009.

Mr. Veith has over 31 years of experience in the oil industry with a focus on heavy oil recovery techniques. Mr. Veith joined the Company in 2001 from Aera Energy, a California joint venture of Shell and ExxonMobil, where he had responsibility for heavy oil development and operations in the giant Belridge and Cymric heavy oil fields in California. He managed thermal horizontal and vertical well development projects using state of the art reservoir management techniques and utilized advanced 3-D reservoir visualization methods to integrate complex data sets. He planned new project expansions and investigated new development scenarios using reservoir simulation and advanced economic modeling. Mr. Veith previously worked with Insight Energy, LLC, Bechtel and Williams Brothers. As President of Insight Energy, LLC, Mr. Veith evaluated major oil fields for acquisition and joint ventures.

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

WILLIAM E. PARRY

Mr. Parry joined the Company as Senior Vice President and General Counsel in April 2013 and is responsible for all legal activities for the company.

He brings a wealth of experience having managed the legal affairs of several chemical and energy companies in North America and internationally. Specifically, Mr. Parry has extensive commercial legal experience with acquisitions and divestitures, technology transfer, and managing patent programs, as well as experience leading a law department. He was Vice President and General Counsel at Nalco Chemical Company from 1995-2001, Assistant General Counsel at UOP from 1988-1993, and has business experience as Director of Business Development and Planning for UOP’s catalyst and adsorbent business and as President of Nalco Industrial Outsourcing from 1993-1995. Bill also acted as a legal consultant for the National Institute for Clean and Low Carbon Energy in Beijing.

Mr. Parry received a chemical engineering degree from the University of Notre Dame and a J.D. from Duquesne University’s School of Law. He is licensed to practice law in Illinois, Pennsylvania, and before the U.S. Patent and Trademark Office.

SANTIAGO PÁSTOR MORRIS

Mr. Pástor Morris has served as Senior Vice President of the Company and President and General Manager of the Company’s wholly owned subsidiary, Ivanhoe Energy Ecuador Inc., since September 2012. Previously, he served as Vice President, Operations of Ivanhoe Energy Ecuador from May 2010 to September 2012.

Mr. Pástor Morris was Operations Manager for Petrobras Energia Ecuador from January 2005 until May 2010. He has over 25 years of experience in upstream design, construction, and operations in the international oil and gas industry. His expertise has taken him beyond Latin America to the USA and Europe, working with companies like Texaco, Petroecuador, Oryx Energy Company, Kerr McGee Ecuador Energy Corporation, Perenco Energy Ecuador, and Petrobras Energia Ecuador.

OTHER PUBLIC COMPANY DIRECTORSHIPS

The following table sets out information respecting directorships held by our directors over the last five years at public and registered investment companies:

Director	Company	Date
Robert Friedland	Ivanhoe Mines Ltd. (formerly Ivanplats Limited)	Nov 2000 - present
	Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.)	March 1994 – April 2012
	Potash One Inc.	May 2009 – Jan 2011
	Ivanhoe Australia Ltd. (now Inova Resources Limited)	Nov 2007 – Apr 2012
Carlos A. Cabrera	GEVO, Inc.	Jun 2010 - present
Howard Balloch	Methanex Corporation	Apr – 2004 - present
	Ivanhoe Mines Ltd. (now Turquoise Hill Resources Ltd.)	Mar 2005 – Jul 2011
	Canaccord Financial Inc.	Jan 2011 – Jun 2011
	Tiens Biotech Group USA Inc.	May 2006 – Mar 2010
Peter Meredith	Ivanhoe Mines Ltd. (formerly Ivanplats Limited)	May 1998 - present
	Great Canadian Gaming Corporation	Jun 2000 - present
	Peregrine Diamonds Ltd.	Mar 2013 - present
	Trevali Mining Corporation	Jul 2013 - present
	Kaizen Discovery Inc.	Dec 2013 – present
	Entrée Gold Inc.	Nov 2004 – Jul 2013
	Turquoise Hill Resources Ltd. (formerly Ivanhoe Mines Ltd.)	Mar 2005 - May 2013
	SouthGobi Resources Ltd.	Aug 2003 - Sept 2012
	Ivanhoe Australia Ltd (now Inova Resources Limited)	Nov 2006 – Apr 2012
Alexander Molyneux	Blumont Mining Group	Oct 2013 - present
	Celsius Coal Limited	Dec 2012 - present
	Goldrock Mines Corp.	Dec 2012 - present
	SouthGobi Resources Ltd.	Oct 2009 - Sep 2012

BOARD COMMITTEES

As required under the Business Corporations Act (Yukon) and under section 3(a)(58)(A) of the Exchange Act, our Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Messrs. Brian F. Downey (Chair), Alex A. Molyneux and Robert A. Pirraglia. Mr. Downey, one of our current independent directors, has been determined by the Board of Directors to be an Audit Committee financial expert. We believe that Mr. Downey’s prior experience working as a Certified Management Accountant and significant financial and business experience at the executive levels of management qualifies him to be an Audit Committee financial expert.

We also have a Compensation and Human Resources Committee, a Nominating and Corporate Governance Committee and an Executive Committee. The current members of the Compensation and Human Resources Committee are Messrs. Howard R. Balloch (Chair), Brian F. Downey and Robert G. Graham. The current members of the Nominating and Corporate Governance Committee are Messrs. Robert A. Pirraglia (Chair), Alex A. Molyneux and Howard R. Balloch.

Mr. A. Robert Abboud, the Independent Lead Director, is an ex-officio member of each of the Audit, Nominating and Corporate Governance, and Compensation and Human Resources Committees.

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

ITEM 11:  EXECUTIVE COMPENSATION

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

—
In 2013, Mr. Friedland, Founder and Executive Co-Chairman, voluntarily waived a salary for acting as an executive of the Company and did not participate in the compensation program for executives.  Although Mr. Friedland remains eligible to receive incentive compensation as determined by the Compensation Committee and the Board from time to time, he did not receive any such compensation in 2013.

In 2013, the individuals who served as our principal executive officer, our principal financial officer and the other three most highly compensated executive officers as of the end of 2013 (the “Named Executive Officers” or “NEOs”) were:

NEO	Position Held
Carlos A Cabrera	Executive Chairman
Gerald D. Schiefelbein	SVP, Finance & Chief Financial Officer
Santiago Pástor Morris	SVP, President & General Manager Ecuador
Edwin J. Veith	SVP, Canadian Projects
Joseph D. Kuhach	SVP, Upstream Technology & Integration

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

Compensation Committee Interlocks and Insider Participation

All Compensation Committee members are independent directors. The Committee met five times during 2013 and twice during the first quarter of 2014. All meetings of the Committee are documented in the form of meeting minutes. The Committee is made up of the following members, all of whom have experience in dealing with compensation matters:

—
Mr. Howard Balloch has served as the Chair of the Company’s Compensation Committee since 2004. He served as the Chair of the Nominating and Corporate Governance Committee from 2003 until 2012. Mr. Balloch has also served on the compensation committees of Ivanhoe Mines Ltd., now Turquoise Hill Resources Ltd., and Methanex Corporation. He was until March 2013, the Chairman of Canaccord Genuity Asia Limited, a boutique investment banking firm that provides financial advisory services, and chaired its Compensation Committee (management level). In these various roles, Mr. Balloch has had frequent interaction with professional compensation advisors with matters pertaining to executive and director compensation;

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

—
Dr. Robert Graham was appointed to the Compensation Committee in April 2013.  He has been the Chairman and Chief Executive Officer of Ensyn Corporation and its predecessor companies since 1984. He is Canada’s pre-eminent authority in his field of applied engineering (fast thermal conversion), and has been working on the commercial development of Ensyn’s RTP™ biomass refining and petroleum upgrading technologies since the early 1980′s. In his role as the Chairman and Chief Executive Officer of Ensyn, Dr. Graham has regularly addressed matters of executive and director compensation with Ensyn employees, external compensation consultants and human resource professionals; and

—
Mr. A. Robert Abboud has been an ex-officio member of the Compensation Committee since April 2013, having previously served on the Compensation Committee from April 2012 to April 2013 and from May 2008 to May 2010. Mr. Abboud has enjoyed a business career spanning more than 55 years and has extensive executive management experience involving compensation matters, including serving as CEO and COO of public companies and having served on the compensation committees of several public companies and not-for-profit organizations.

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

In the second quarter of 2010, the Compensation Committee engaged the services of the consulting firm Mercer Canada Ltd. (“Mercer”) to undertake a comprehensive review of executive compensation for executive positions and other senior management positions, including the development of a comparator group for the Company to help the Company establish its compensation plan components with reference to its peers (the “Mercer Study”). No external consultants were hired during 2013, although the Company does review and participate in certain market studies as to compensation market standards, including the Mercer Total Compensation Survey for Energy Sector published in August of each year setting out reward levels as a general benchmark for industry in Canada (the “Mercer Annual Market Study”).  In 2013, no fees were paid to compensation consultants, apart from nominal fees to participate in market studies, including the Mercer Annual Market Study.

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

Peer Comparator Group

The comparator group for the Company for purposes of developing the compensation program includes oil and gas companies with international operations, oil sands operations and similar market capitalization. The comparator group included Pacific Rubiales Energy Corporation, Black Pearl Resources Inc., Niko Resources Ltd., Connacher Oil & Gas Ltd., Athabasca Oil Sands Corporation, OPTI Canada Inc., Petrobank Energy & Resources Ltd., TransGlobe Energy Corporation, Bankers Petroleum Ltd., Ithaca Energy Inc., Gran Tierra Energy Inc., Calvalley Petroleum Inc., Paramount Resources Ltd., Pan Orient Energy Corporation, Southern Pacific Resources Corporation and Transatlantic Petroleum Ltd. For compensation decisions in 2013, specific reference was not made to this comparator group but rather benchmarking at the median (for salary) and seventy-fifth percentile (for overall compensation) was done with reference to appropriate data from the Mercer Annual Market Study, adjusted for inflation.

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

Under the Company’s compensation program and onward, salary levels are to be assessed using a pay grade system that is consistent with industry practice.  Each of the Company’s employees, including the Company’s executive officers, is placed in a pay grade based upon his or her position, knowledge, skills, relevant experience and credentials.  Annual salary increases are made based on performance and the relative position within a pay grade.  The Compensation Committee also considers retention risks, succession requirements and compensation changes in the market in determining salary changes. Salary targets for executives are generally targeted at a median salary determined, in 2013, with reference to the relevant ranges set out in the Mercer Annual Market Study.

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

Long Term Incentive Plan

Equity based compensation is granted to the Company’s executive officers and management. This long term incentive portion of compensation is meant to retain key employees over the long term and to focus the efforts of those individuals on shareholder return and the longer broader goals of the organization. To remain competitive within the industry, equity grants in the form of stock options and RSUs are used to enhance the overall total compensation package.

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

EXECUTIVE COMPENSATION DECISIONS

Salary Compensation

In 2014, the base salary for the Executive Chairman remained constant at $606,100.

Robert M. Friedland, Founder and Executive Co-Chairman, has voluntarily waived a cash salary from the Company.

In 2014, the base salaries for all other NEO’s were increased based on an overall budget of 3.8%. Individual NEO base salary adjustments were determined with reference to externally generated compensation data from the Canadian oil and gas industry and individual performance ratings recommended by the Executive Chairman to the Compensation Committee.

Short Term and Long Term Incentive Compensation Awards Made in 2014 Relating to 2013 Performance

The following chart sets out the value of bonus (short term incentive) and long term incentive compensation awarded during 2014 relating to 2013 performance for each of the NEOs receiving such compensation in 2014.

Name	2013 Salary ($)	Maximum Target Bonus ($)	Maximum Target Long Term Incentive ($)	Percentage of Maximum Target Awarded	Bonus Awarded ($)	Long Term Incentive Awarded(2) ($)
Carlos A. Cabrera	672,923	909,150	2,727,450	10.0%	–	272,745	(3)
Gerald D. Schiefelbein(1)	284,073	334,620	973,440	5.5%	–	53,179	(4)
Santiago Pástor Morris	321,468	357,019	1,038,602	5.9%	–	61,722	(5)
Edwin J. Veith	295,993	325,592	947,178	6.0%	–	56,831	(6)
Joseph D. Kuhach	312,000	343,200	998,400	6.0%	–	59,904	(7)

(1)	Amounts paid in Canadian dollars to Mr. Schiefelbein were converted to US currency based on the Bank of Canada monthly average exchange rate during the pay periods.

(2)
The value of the stock options awarded is the estimated fair value on date of grant calculated using the Black-Scholes option pricing model, with the following assumptions: an estimated volatility equal to the historical volatility of the Company’s common shares over a period equal to the expected life of the option, an estimated dividend yield of $nil, a risk free rate of return equal to the rate currently available on federal government zero-coupon bonds with a term equal to the expected life of the option and an expected life approximating the term of the option.  The value of stock options with a Canadian dollar exercise price was converted to US dollars using the Bank of Canada closing exchange rate on date of grant, for example, Cdn$1.00 to US$0.910 on      February 17, 2014. The value of the RSUs awarded is the estimated fair value on date of grant, which is calculated as the number of RSUs awarded multiplied by the weighted average price of the Company’s common shares for the five trading days immediately preceding the date of grant, converted to US dollars using the Bank of Canada closing exchange rate on date of grant.

(3)
Consists of 87,982 RSUs which vest as to one third on each of February 17 of 2015, 2016 and 2017, options to purchase 436,392 common shares exercisable at Cdn$0.68, expiring on February 17, 2021, and vesting as to 25% on each of February 17 of 2015, 2016, 2017 and 2018.

(4)
Consists of 34,357 RSUs which vest as to one third on each of February 17 of 2015, 2016 and 2017, options to purchase 64,896 common shares exercisable at Cdn$0.68, expiring on February 17, 2021, and vesting as to 25% on each of February 17 of 2015, 2016, 2017 and 2018.

(5)
Consists of 39,821 RSUs which vest as to one third on each of February 17 of 2015, 2016 and 2017, options to purchase 74,066 common shares exercisable at Cdn$0.68, expiring on February 17, 2021, and vesting as to 25% on each of February 17 of 2015, 2016, 2017 and 2018.

(6)
Consists of 36,665 RSUs which vest as to one third on each of February 17 of 2015, 2016 and 2017, options to purchase 68,197 common shares exercisable at Cdn$0.68, expiring on February 17, 2021, and vesting as to 25% on each of February 17 of 2015, 2016, 2017 and 2018.

(7)
Consists of 38,648 RSUs which vest as to one third on each of February 17 of 2015, 2016 and 2017, options to purchase 71,885 common shares exercisable at Cdn$0.68, expiring on February 17, 2021, and vesting as to 25% on each of February 17 of 2015, 2016, 2017 and 2018.

The following chart sets out the corporate performance objectives applicable to NEOs receiving annual incentive compensation in respect of 2013, these performance objectives were set at the beginning of the year and included such elements as the securing of sufficient financing to deliver on corporate commitments and refund working capital reserves, the advancing of commercialization of the HTL® technology, achieving production reserve and share price growth, and achieving a good corporate record in employee health and safety and in ensuring a spotless environmental record. The principal weighting for corporate goals (approximately 40%) was set on achieving financing objectives, with the other corporate objectives having weightings at between 5% and 20%. Given the significant weighting to financing goals which were exceeded, the net corporate goals were determined to be 20% of the targeted maximum for 2013.

Corporate Performance Objectives (In Respect of 2013 Performance)	Performance Results
Financing:
Meet: Sufficient funds to meet subsequent years planned capital, operating and general and administrative expenditures and/or success in other project funding initiatives;
Exceed: Sufficient funds to meet 200% subsequent years’ planned capital, operating and general and administrative expenditures and/or success in other project funding initiatives
Not achieved
Reserve Growth: Meet: increased reserves by 3%; Exceed: increased reserves by 6%	Not achieved
Production & Cash Flow: Meet: increased incremental working interest production by 258%; Exceed: increased incremental working interest production by 517%	Not achieved
Commercialize HTL®: Establish agreements to proceed in partnership with 3rd party organizations	Not achieved
Share Price Appreciation: Meet: share price increase of 50%; Exceed: share price increase of 100%	Not achieved
Environment: Meet: Less than 2 recordable incidents; Exceed: Zero recordable or reportable incidents	Exceeded
Safety: Meet: Company TRIR is industry average; Exceed: Zero lost time incidents or recordable incidents	Exceeded

As Executive Chairman, Mr. Cabrera’s performance is rated on corporate objectives as well as a discretionary assessment of his overall job performance.

In the case of the other NEO’s the judgment was based on a mix of 60% corporate objectives and 40% performance objectives for each such executive as well as a discretionary assessment of overall job performance.

Mr. Schiefelbein is rated on his personal achievements with respect to the external reporting, tax, regulatory compliance and Information Systems management.

Mr. Pástor Morris is rated on achievement of his personal objectives largely related to the further development of the Pungarayacu project, as well as his contribution to the future development of Latin America projects.

Mr. Veith is rated on achievement of his personal objectives largely related to the further development of the Tamarack Project, as well as his contributions to corporate finance activities of the Company.

Mr. Kuhach is rated on achievement of his personal objectives largely related to the successful creation of the Centers of Excellence and his contribution to the development of the Tamarack Project.

Taking into account the financial situation of the Company, the Board, on the recommendation of the Compensation Committee, did not authorize cash bonuses to the NEO’s for 2013 regardless of individual performances justifying such bonuses.

For 2013 the Compensation Committee and the Board has authorized a Long Term Incentive award to all NEO’s based on achievement of a 20% corporate performance which is weighted at 100% for the Executive Chairman and 60% for all other NEO’s.  This award resulted in a final amount of 12% of their potential LTI award for NEO’s and a 20% award for the Executive Chairman.

Other Compensation

Employees of Ivanhoe Energy Holdings Inc. may participate in Ivanhoe’s 401(k), a defined contribution plan that includes employee and company contributions. See also “Pension Plan” below. In 2013, Mr. Veith was paid $23,000 for the purpose of contributing to his 401(k) retirement plan as well as $128,529 as an expatriate uplift. In 2013, Mr. Kuhach was paid $23,000 for the purpose of contributing to his 401(k) retirement plan as well as $144,000 as an expatriate uplift.  In 2012, Mr. Cabrera was paid $23,000 for the purpose of contributing to his 401(k) retirement plan. In 2013, Mr. Pástor Morris received a benefit of $49,752 attributed to the value of a lease agreement for a company vehicle. In addition, Mr. Pástor Morris received a cash settlement of $85,715 for consideration for retirement savings and educational allowances.

All NEOs participate in insurance plans offered to all employees, including group life insurance, accidental death and dismemberment, Business Travel Accidental coverage and Supplemental Business Travel Medical coverage calendar year.

Performance Graph

The following graph shows the change in a Cdn$100 investment in Ivanhoe common shares over the past five years, compared to the S&P/TSX Composite Index, the S&P/TSX Oil & Gas Exploration & Production and the S&P/TSX Energy Sector Index as at December 31, 2013. The Company’s common shares were part of the S&P/TSX Composite Index from March 22, 2010 until December 9, 2011.

The trend in overall compensation paid to the Company’s executive officers over the past five years has not specifically tracked the performance of the market price of the Company’s common shares, or the S&P/TSX Composite Index, particularly since 2008.  Overall compensation for NEOs increased during the period.

Option-Based Awards

Please see the section “Long Term Incentives Plan” in the Compensation Discussion and Analysis for a discussion of the Company’s approach to option-based awards.

In 2013, the Company issued option-based awards under its Equity Incentive Plan to executive officers as described under the heading “Executive Compensation Decisions.”

COMPENSATION TABLE

The following table sets forth all compensation earned by the individuals who served as our NEOs. Our NEOs may change from year to year due to fluctuations in our executive officers’ annual compensation.

Name and Principal Position	Year	Salary(1) ($)	Share-Based Awards(2) ($)		Option-Based Awards(3) ($)		Non-Equity Incentive Plan Compensation - Annual Incentive Awards(4) ($)	Pension Value ($)	All Other Compensation ($)		Total Compensation ($)
Carlos A. Cabrera	2013	672,923	54,549		218,196		–	23,000	–		968,668
Executive Chairman	2012	611,378	628,687		1,535,221		750,000	22,500	–		3,547,786
	2011(5)	27,237	–		421,316		–	–	99,870	(6)	548,423
Gerald D. Schiefelbein	2013	284,073	21,272		31,907		–	–	4,360		341,612
SVP, Finance & Chief Financial Officer	2012	297,347	188,276		286,232		167,027	–	918		939,800
	2011	287,567	110,717	(9)	166,075	(9)	95,148	–	–		659,507
Santiago Pástor Morris	2013	321,468	24,689		37,033		–	–	135,467		518,657
SVP, President and General Manager Ecuador	2012	305,427	204,150		310,363		83,567	–	87,280		990,787
	2011	289,297	321,742		172,728		14,494	–	76,477		874,738
Edwin J. Veith	2013	295,993	22,732		34,098		–	23,000	133,767	(7)	509,590
SVP, Canadian Projects	2012	283,032	188,877		287,144		167,559	22,500	160,896		1,110,008
	2011	274,176	97,387	(9)	146,081	(9)	83,692	20,400	71,654		693,390
Joseph D. Kuhach	2013	312,000	23,962		35,942		–	23,000	149,238	(8)	544,142
SVP, Upstream Technology & Integration	2012	266,333	198,505		373,419		176,101	22,500	213,143		1,250,001
	2011	239,208	157,691		110,150		75,000	22,500	127,532		732,081

(1)	Amounts paid in Canadian dollars to Mr. Schiefelbein were converted to US currency based on the Bank of Canada monthly average closing exchange rate during the pay periods.
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

(4)
Cash bonuses in respect of a year’s performance are awarded in the subsequent year but recorded in the year in respect of which the compensation is awarded. Cash bonuses paid to Mr. Schiefelbein was converted to US currency based on the Bank of Canada monthly average closing exchange rate during the pay period.

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

(7)	Mr. Veith received $133,767 as an expatriate uplift in 2013. The amount of income taxes payable by Ivanhoe in connection with Mr. Veith’s 2013 compensation is estimated at $165,516.
(8)	Mr. Kuhach received $149,238 as an expatriate uplift in 2013. The amount of income taxes payable by Ivanhoe in connection with Mr. Kuhach’s 2013 compensation is estimate at $204,841.
(9)
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

Outstanding option-based awards at December 31, 2013

	Option Awards				Share-Based Awards
Name	Number Of Securities Underlying Unexercised Options(3) (#)	Option Exercise Price(3) ($)	Option Expiration Date	Total Value of Unexercised Options(1) (US$)	Number of RSUs That Have Not Vested(3) (#)	Market Value of RSUs That Have Not Vested (US$)(2)
Carlos A. Cabrera	983,447	2.22	Feb 21, 2020	–	173,742	104,545
Executive Chairman	216,667	2.76	Dec 16, 2018	–
	66,667	6.00	Jul 28, 2017	–
	33,333	7.89	May 18, 2017	–
	16,667	7.95	Apr 28, 2018	–
Gerald D. Schiefelbein	183,357	2.22	Feb 21, 2020	–	118,233	71,144
SVP, Finance & Chief Financial Officer	80,889	2.94	Mar 26, 2019	–
	42,898	7.95	May 24, 2018	–
	43,333	6.84	Oct 28, 2017	–
	66,667	7.53	Oct 1, 2016	–
Santiago Pástor Morris	198,815	2.22	Feb 21, 2020	–	130,592	78,581
SVP, President and	49,595	2.94	Mar 26, 2019	–
General Manager Ecuador	6,944	7.95	May 24, 2018	–
	33,334	6.84	Oct 28, 2017	–
	26,667	9.78	Apr 29, 2017	–
Edwin J. Veith	183,941	2.22	Feb 21, 2020	–	114,399	68,837
SVP, Canadian Projects	71,608	2.94	Mar 26, 2019	–
	43,333	6.84	Oct 28, 2017	–
	35,150	7.95	May 24, 2018	–
	50,000	6.66	Sep 17, 2014	–
Joseph D. Kuhach	193,319	2.22	Feb 21, 2020	–	132,707	79,854
SVP, Upstream Technology	66,667	1.68	Sep 25, 2019	–
& Integration	50,937	2.94	Mar 26, 2019	–
	26,667	6.84	Oct 28, 2017	–
	17,361	7.95	May 24, 2018	–
	26,667	6.66	Sep 17, 2014	–

(1)
Calculated as the difference between the December 31, 2013, closing market price of the Company’s common shares and the exercise price of the options, multiplied by the number of unexercised options. The value of options with a US dollar exercise price is calculated using the NASDAQ closing price of $0.62 per common share.  The value of options with a Canadian dollar exercise price is calculated using the TSX closing price of Cdn$0.64 per common share and converted to US dollars using the December 31, 2013, Bank of Canada closing rate. Where the exercise price exceeds the market value per common share, the value is zero.

(2)
Calculated as the December 31, 2013, closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to US dollars using the December 31, 2013, Bank of Canada closing rate.

(3)	On April 22, 2013, the Company proceeded with a three for one common share consolidation that resulted in proportionate adjustments to outstanding stock options and RSUs.

Incentive plan awards – value vested in 2013

Name	Option-Based Awards Value Vested During the Year(1) (US$)	Share-Based Awards Value Vested During the Year (2) (US$)
Carlos A. Cabrera	–	–
Gerald D. Schiefelbein	–	11,857
Santiago Pástor Morris	–	11,867
Edwin J. Veith	–	10,996
Joseph D. Kuhach	–	10,634

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

(2)
Calculated as the December 31, 2013, closing market price of the Company’s common shares multiplied by the number of vested RSUs and converted to US dollars using the December 31, 2013, Bank of Canada closing exchange rate.

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

The following table represents the value of accumulated pension assets within the Plan for Messrs. Cabrera, Kuhach, and Veith.  There were no above-market or preferential earnings provisions.

Name	Accumulated Value at January 1, 2013 ($)	Compensatory(1) ($)	Non- compensatory(2) ($)	Accumulated Value at December 31, 2013 ($)
Carlos A. Cabrera	22,550	34,922	34,922	92,394
Edwin J. Veith	325,781	33,229	35,297	394,307
Joseph D. Kuhach	295,123	50,164	52,342	397,629

(1)	Represents employer contributions, distributions and earnings.
(2)	Represents employee contributions, distributions and earnings.

TERMINATION AND CHANGE OF CONTROL BENEFITS

The Company has written contracts of employment with Messrs. Cabrera, Schiefelbein, Pástor Morris, Kuhach and Veith.  In the case of termination for cause or voluntary resignation, the employment contracts do not result in incremental payments, payables or benefits, and therefore have been excluded from the following discussion. Perquisites and other personal benefits totaling less than $50,000 have also been omitted.

Estimated incremental payments are based on the individual’s annual salary as at December 31, 2013.  Any amounts payable in Canadian dollars have been translated to US dollars using the December 31, 2013, Bank of Canada closing rate. Unexercised stock options were valued using the December 31, 2013, closing market price of the Company’s common shares and stock options with a Canadian dollar exercise price were converted to US dollars using the December 31, 2013, Bank of Canada closing rate. Unexercised RSUs were valued using the December 31, 2013 closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to U.S. dollars using the December 31, 2013 Bank of Canada closing rate.

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

The estimated incremental payments to Mr. Cabrera in the above scenarios are (a) a lump sum of $606,100, the accelerated vesting and delivery of 173,742 RSUs, valued at $104,545 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $1,212,200, the accelerated vesting and delivery of 173,742 RSUs, valued at $104,545 and accelerated vesting of stock options valued at $nil.

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

The estimated incremental payments to Mr. Schiefelbein in the above scenarios are: (a) a lump sum of Cdn$316,318, the accelerated vesting and delivery of 118,233 RSUs, valued at $71,144 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of Cdn$316,318, the accelerated vesting and delivery of 118,233 RSUs, valued at $71,144 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil. In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Schiefelbein would be entitled to a milestone bonus of up to Cdn$174,002, being 55% of base salary.

Santiago Pástor Morris

Mr. Pástor Morris’s employment contract provides that:

(a)
in the case of termination without cause or termination upon disability, the Company must pay twelve months wages in a lump sum, cause all of the unvested stock options that would otherwise have vested during the succeeding twelve months to vest immediately and to remain exercisable for twelve months (subject to earlier expiration), cause all of the unvested RSUs that would otherwise have vested during the succeeding twelve months to vest immediately and deliver those RSUs that have, or are deemed to have, vested to Mr. Pástor Morris;

(b)
in the case of: i) termination of the employment contract by the Company, other than in the case of termination for just cause or disability; or ii) resignation for just cause, in either case, within twelve months of a change of control, the Company must pay twelve months wages in a lump sum, cause all of the vested stock options to remain exercisable for twelve months (subject to earlier expiration) and cause all RSUs, vested or unvested on the date of termination, to be deemed vested and deliverable to Mr. Pástor Morris.  If the termination referred to in i) occurs forthwith following a change of control, all of the unvested stock options held by Mr. Pástor Morris shall vest immediately and remain exercisable for twelve months (subject to earlier expiration);

(c)
on the occurrence of (a) or (b), if the criteria for earning a milestone bonus set out in his employment agreement are satisfied (whether prior to the date of termination or subsequent to the date of termination but prior to the date by which such criteria were to be met), Mr. Pástor Morris shall be entitled to such milestone bonus effective as of the date that the applicable milestones are reached;

(d)
Mr. Pástor Morris is bound by a non-competition clause effective until the later of twelve months after the termination of active employment or the date he no longer receives compensation of any kind under the employment contract;

(e)	Mr. Pástor Morris is bound by a non-solicitation clause effective for twelve months after the termination of active employment; and

(f)	Mr. Pástor Morris is bound by a confidentiality clause that is effective for three years after the termination of active employment.

The estimated incremental payments to Mr. Pástor Morris in the above scenarios are: (a) a lump sum of $332,719, the accelerated vesting and delivery of 130,592 RSUs, valued at Cdn$78,581 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $332,719, the accelerated vesting and delivery of 130,592 RSUs, valued at $78,581 and accelerated vesting of stock options valued at $nil. In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Pástor Morris would be entitled to a milestone bonus of up to a maximum of $182,995, being 55% of base salary.

Edwin J. Veith

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

The estimated incremental payments to Mr. Veith in the above scenarios are: (a) a lump sum of $300,729, the accelerated vesting and delivery of 114,399 RSUs, valued at $68,837 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $300,729, the accelerated vesting and delivery of 114,399 RSUs, valued at $68,837 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil. In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Veith would be entitled to a milestone bonus of up to a maximum of $165,401, being 55% of base salary.

Joseph D. Kuhach

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

The estimated incremental payments to Mr. Kuhach in the above scenarios are: (a) a lump sum of $322,920, the accelerated vesting and delivery of 132,707 RSUs, valued at $79,854 and accelerated vesting of stock options valued at $nil; and (b) a lump sum of $322,920, the accelerated vesting and delivery of 132,707 RSUs, valued at $79,854 and, assuming termination occurs forthwith following a change of control, accelerated vesting of stock options valued at $nil. In addition to the foregoing payments under each of scenarios (a) and (b) and assuming full satisfaction of all applicable criteria under scenario (c), Mr. Kuhach would be entitled to a milestone bonus of up to a maximum of $177,606, being 55% of base salary.

RSU Plan

If a NEO is terminated without cause within six months of a change of control, all of his unvested RSUs shall vest on the earlier of the original vesting date or upon termination.

Name	Value of RSUs Upon Change of Control ($)(1)
Carlos A. Cabrera	104,545
Gerald D. Schiefelbein	71,144
Santiago Pástor Morris	78,581
Edwin J. Veith	68,837
Joseph D. Kuhach	79,854

(1)
Calculated as the December 31, 2013, closing market price of the Company’s common shares multiplied by the number of unexercised RSUs and converted to US dollars using the December 31, 2013, Bank of Canada closing exchange rate.

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

NON-MANAGEMENT DIRECTOR COMPENSATION TABLE

The following compensation was earned by non-management directors in 2013.

Name	Fees Earned ($)	Option-Based Awards(1) (US$)	Other(2) ($)	Total ($)
A. Robert Abboud	100,000	15,937	10,222	126,159
Howard R. Balloch	70,000	15,937	–	85,937
Brian F. Downey	76,000	15,937	3,313	95,250
Robert G. Graham	52,000	15,937	–	67,937
Peter G. Meredith	47,000	15,937	55,163	118,100
Alexander A. Molyneux	51,000	15,937	–	66,937
Robert A. Pirraglia	67,000	15,937	6,507	89,444

(1)
Estimated fair value of stock options on date of grant calculated using the Black-Scholes option pricing model. Key assumptions are outlined in Note 17.1 to the Financial Statements in Item 8 of this Annual Report. The value of stock options with a Canadian dollar exercise price was converted to US dollars using the Bank of Canada exchange rate on date of grant.

(2)
Other compensation consists of payment of fines, penalties, interest and back taxes related to 2005-2011 as the Company did not fully comply with its obligation to provide the directors with T4 Statements of Remuneration Paid with respect to the Canadian taxation of their respective income from director services provided in Canada from 2005 to 2011.

Outstanding option-based awards at December 31, 2013

Name	Number of Securities Underlying Unexercised Options(2) (#)	Option Exercise Price(2) (Cdn$)	Option Expiration Date	Total Value of Unexercised in-the-Money Options(1) (US$)
A. Robert Abboud	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
Howard R. Balloch	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	33,333	2.76	Dec 16, 2018	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
	16,667	4.53	Apr 29, 2016	–
Brian F. Downey	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
	16,667	4.53	Apr 29, 2016	–
Robert G. Graham	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
	16,667	4.53	Apr 29, 2016	–
Peter G. Meredith	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
	16,667	4.53	Apr 29, 2016	–
Alexander A. Molyneux	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	33,333	7.89	May 18, 2017	–
	26,667	6.66	Sep 17, 2014	–
Robert A. Pirraglia	16,667	1.26	May 13, 2020	–
	16,667	2.58	May 14, 2019	–
	16,667	7.95	Apr 28, 2018	–
	16,667	9.78	Apr 29, 2017	–
	16,667	4.53	Apr 29, 2016	–

(1)
Calculated as the difference between the December 31, 2013, closing market price of the Company’s common shares and the exercise price of the options, multiplied by the number of unexercised options. The value of options with a Canadian dollar exercise price is calculated using the TSX closing price of Cdn$0.64 per common share and converted to US dollars using the December 31, 2013, Bank of Canada closing rate. Where the exercise price exceeds the market value per common share, the value is zero.

(2)	On April 22, 2013, the Company proceeded with a three for one common share consolidation that resulted in proportionate adjustments to outstanding stock options and RSUs.

Incentive plan awards – value vested in 2013

Name	Option-Based Awards Value Vested During the Year(1) (US$)
A. Robert Abboud	–
Howard R. Balloch	–
Brian F. Downey	–
Robert G. Graham	–
Peter G. Meredith	–
Alexander A. Molyneux	–
Robert A. Pirraglia	–

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ivanhoe’s common shares are its only class of voting securities. The following table shows each person or group who beneficially owns (pursuant to SEC Regulations) more than 5% of our voting securities as at March 7, 2014. With the exception of Mr. Friedland, the information below is based solely on filings under Regulation 13D under the Exchange Act.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class
Robert M. Friedland	20,215,852	(2)	17.46
150 Beach Road
#25-03 The Gateway West
Singapore 189720

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

(2)
Includes 19,132,373 issued common shares held indirectly through Newstar Securities SRL (“Newstar”), Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland. Also includes 250,000 unissued common shares issuable upon the exercise of stock options, 694,444 unissued common shares issuable upon the exercise of convertible debentures held indirectly through Newstar and 139,035 common shares held directly by Mr. Friedland.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership, pursuant to SEC Regulations, as at March 7, 2014, of our common shares by each of our directors, our executive officers and by all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount And Nature of Beneficial Ownership(1) (a)	Percentage of Class (b)	Incentive Stock Options Included in (a)(c)
A. Robert Abboud	344,677	0.30	50,001
Robert M. Friedland (2)	20,215,852	17.46	250,000
Howard R. Balloch	114,882	0.10	83,335
Carlos A. Cabrera	581,973	0.50	470,862
Brian F. Downey	118,157	0.10	66,668
Robert G. Graham	1,515,576	1.32	66,668
Peter G. Meredith	89,088	0.08	66,668
Alexander A. Molyneux	133,254	0.12	93,334
Robert A. Pirraglia	181,978	0.16	66,668
Gerald D. Schiefelbein	257,399	0.22	206,899
Greg G. Phaneuf (3)	171,462	0.15	130,987
Michael A. Silverman	204,444	0.18	196,691
Edwin J. Veith	204,573	0.18	181,864
Joseph D. Kuhach	158,344	0.14	145,814
Marlene A. Duff (4)	151,855	0.13	114,384
Santiago Pàstor Morris	129,641	0.11	129,641
William E. Parry	–	–	–
All directors and executive officers as a group (17 persons)	24,573,155	21.25	2,320,484

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

(2)
Includes 19,132,373 issued common shares held indirectly through Newstar, Premier Mines SRL and Evershine SRL, companies controlled by Mr. Friedland. Also includes 250,000 unissued common shares issuable upon the exercise of stock options, 694,444 unissued common shares issuable upon the exercise of convertible debentures held indirectly through Newstar and 139,035 common shares held directly by Mr. Friedland.

(3)	Includes 11,066 common shares underlying restricted share units that will vest within 60 days.
(4)	Includes 12,598 common shares underlying restricted share units that will vest within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of the incentive stock options and equity compensation awards the Company granted in 2013 were made under the Company’s Equity Incentive Plan and Restricted Share Unit (“RSU”) Plan. The Equity Incentive Plan and the RSU Plan are the only equity compensation plans the Company has in effect and are intended to further align the interests of the Company’s directors and management with the Company’s long term performance and the long term interests of the Company’s shareholders. The Company’s shareholders have, to date, approved the Equity Incentive Plan and all amendments thereto in accordance with the rules and policies of the Toronto Stock Exchange (“TSX”). The RSU Plan, which does not require shareholder approval under the rules and policies of the TSX, does not involve any issue of common shares from the Company’s treasury. Upon vesting, RSUs may be settled in cash or common shares of the Company purchased on the open market by an RSU Plan trustee. The following information is as at December 31, 2013:

Plan category	Number of Securities to be Issued/Delivered Upon Exercise of Outstanding Options/Vesting of RSUs(2)	Weighted-Average Price(1) of Outstanding Awards(2) (Cdn$)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Incentive Plan	5,894,793	4.16	5,587,632

RSU Plan	2,208,274	2.49	–

(1)	The weighted average price shown is the weighted average exercise price for outstanding stock options and the weighted average fair value for outstanding RSUs.
(2)	On April 22, 2013, the Company proceeded with a three for one common share consolidation that resulted in proportionate adjustments to outstanding stock options and RSUs.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED TRANSACTIONS

Ivanhoe is party to cost sharing agreements with other companies, some of which are wholly or partially owned by Mr. Friedland. Through these agreements, the Company shares office space, furnishings, equipment, air travel and communications facilities in various international locations. The Company also shares the costs of employing administrative and non-executive management personnel at these offices. In 2013, our total share of these costs was $2.1 million. In 2008, we agreed, as part of our cost sharing arrangements and in connection with Mr. Friedland’s position as Founder and Executive Co-Chairman, to share the costs of operating an aircraft owned by a private company of which Mr. Friedland is the sole shareholder. Ivanhoe paid $1.2 million towards aircraft operating costs in 2013, which is included in the total above. A director of the Company, Dr. Robert Graham, was engaged to provide services through his private consulting company. In 2013, the Company paid $52,000 to his firm, which is also included in the total above.

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

DIRECTOR INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors established under NASDAQ and CSA’s National Instrument 58-101, “Disclosure of Corporate Governance Practices.” As a result of this review, we determined that each of Messrs. Abboud, Balloch, Downey, Graham, Molyneux and Pirraglia is considered to be an independent director.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(US$000s)	2013	2012
Audit fees	440	576
Audit-related fees	52	71
Tax fees	67	62
All other fees	16	23
	575	732

Audit fees include services related to the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Fees were also incurred for the audit of internal controls related to requirements under the United States Sarbanes-Oxley Act of 2002 and similar Canadian regulatory compliance.

Audit-related fees include services performed to translate the annual and quarterly consolidated financial statements into French as well as the reimbursement of the pro-rata share of annual fees charged to each audit firm by the Canadian Public Accountability Board.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We refer you to the Financial Statements and Supplementary Data in Item 8 of this Annual Report where these documents are listed. The following exhibits are filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/ Period End Date	Exhibit Number (if different)
3.1	Amended and Restated Articles of Ivanhoe Energy Inc.	10-K	March 15, 2006	3.1

3.2	Amended Bylaws of Ivanhoe Energy Inc.	10-K	March 16, 2007	3.2

3.3	Articles of Amendment of Ivanhoe Energy Inc.	8-K	April 23, 2013	3.1

10.1	Loan Agreement between Ivanhoe Energy Inc. and Ivanhoe Capital Finance Ltd.	8-K	March 20, 2012	10.1

10.2	Loan Agreement between Ivanhoe Energy Inc and Ivanhoe Capital Finance Ltd amendment	8-K	March 20, 2012	10.2

10.3	Credit and Guaranty Agreement between Ivanhoe Energy Inc and UBS Securities LLC	8-K	March 20, 2012	10.3

10.4	Agreement for the Sale and Purchase of Interests in Respect of Zitong Block, Sichuan Basin, People’s Republic of China	8-K	October 18, 2012	10.1

10.5	Share Purchase and Sale Agreement between Sunwing Energy Ltd and MIE Holdings Corporation	8-K	November 26, 2012	2.1

21.1	Subsidiaries of Ivanhoe Energy Inc.

23.1	Consent of GLJ Petroleum Consultants Ltd., Petroleum Engineers

23.2	Consent of Deloitte LLP

31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	GLJ Petroleum Consultants Ltd., Report on Reserves Data by Independent Qualified Reserves Evaluator or Auditor as of December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2014.

IVANHOE ENERGY INC.

By: /s/ Carlos A. Cabrera
Carlos A. Cabrera
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014

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