Form 10-Q
period 2014-03-31
IVANHOE ENERGY INC
filed 2014-05-12
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 000-30586

Ivanhoe Energy Inc.
(Exact name of registrant as specified in its charter)

Yukon, Canada	98-0372413
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

654-999 Canada Place
Vancouver, BC, Canada V6C 3E1
(604) 688-8323
(Address and telephone number of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

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

☐Yes ☑ No

As at April 30, 2014, Ivanhoe Energy Inc. had 114,824,253 common shares outstanding with no par value.

1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		March 31,	December 31,
(US$000s)	Note	2014	2013

Assets
Current Assets
Cash and cash equivalents		13,611	23,556
Restricted cash		500	500
Accounts receivable		100	534
Prepaid and other		756	942
Assets held for sale		52,473	51,929
		67,440	77,461

Intangible assets	4	153,914	152,823
Property, plant and equipment		989	1,066
Long term receivables		601	603
Note receivable		—	220
		222,944	232,173

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		6,155	6,295
		6,155	6,295

Long term debt		61,118	63,012
Long term provisions		2,685	2,589
		69,958	71,896

Shareholders’ Equity
Share capital		586,358	586,358
Contributed surplus		33,203	32,614
Accumulated deficit		(466,575)	(458,695)
		152,986	160,277
		222,944	232,173

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended March 31,
(US$000s, except share and per share amounts)	Note	2014	2013

Interest income		31	17

Expenses and other
Operating		1,175	793
General and administrative		7,269	12,706
Depreciation		129	247
Foreign currency exchange gain		(2,011)	(1,338)
Derivative instruments gain		—	(90)
Finance		1,042	518
Other		307	—
		7,911	12,836

Loss before income taxes		(7,880)	(12,819)

Recovery of (provision for) income taxes
Current		—	(41)
Deferred		—	885
		—	844

Net loss and total comprehensive loss from continuing operations		(7,880)	(11,975)
Net loss and total comprehensive loss from discontinued operations	3	—	(2,071)
Net loss and comprehensive loss		(7,880)	(14,046)

Net loss per common share, basic and diluted
From continuing operations		(0.07)	(0.09)
From discontinued operations		—	(0.02)
		(0.07)	(0.11)

Weighted average number of common shares
Basic and diluted (000s)		114,824	114,760

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2013		114,713	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		-	-	-	(14,046)	(14,046)
Funding of equity-settled share-based awards		-	-	(132)	-	(132)
Share-based compensation expense	5	111	250	661	-	911
Balance March 31, 2013		114,824	586,358	30,288	(326,915)	289,731

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2014		114,824	586,358	32,614	(458,695)	160,277
Net loss and comprehensive loss		-	-	-	(7,880)	(7,880)
Funding of equity-settled share-based awards		-	-	(94)	-	(94)
Share-based compensation expense	5	-	-	683	-	683
Balance March 31, 2014		114,824	586,358	33,203	(466,575)	152,986
(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended March 31,
(US$000s)	Note	2014	2013

Operating Activities
Net loss		(7,880)	(14,046)
Adjustments to reconcile net loss to cash from operating activities
Depreciation		129	247
Share-based compensation expense		858	1,186
Unrealized foreign currency exchange gain		(2,001)	(1,331)
Unrealized derivative instruments gain		—	(90)
Current income tax expense		—	41
Deferred income tax recovery		—	(885)
Finance expense		929	518
Other		18	—
Current income tax paid		—	(1,761)
Share-based payments		(438)	(188)
Changes in non-cash working capital items	8	(359)	(2,277)
Net cash used in operating activities		(8,744)	(18,586)

Investing Activities
Intangible and assets held for sale expenditures		(951)	(7,311)
Property, plant and equipment expenditures		(52)	(222)
Restricted cash		—	20,000
Long term receivables		—	(167)
Changes in non-cash working capital items	8	181	5,494
Net cash (used in) provided by investing activities		(822)	17,794

Financing Activities
Changes in non-cash working capital items	8	1	(5)
Net cash provided by (used in) financing activities		1	(5)

Foreign exchange loss on cash and cash equivalents held in a foreign currency		(380)	(42)
Decrease in cash and cash equivalents, for the period		(9,945)	(839)
Cash and cash equivalents, beginning of period		23,556	62,819
Cash and cash equivalents, end of period		13,611	61,980
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

The March 31, 2014 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At March 31, 2014, Ivanhoe had an accumulated deficit of $466.6 million and a working capital surplus of $8.8 million, excluding assets held for sale. For the three months ended March 31, 2014, cash used in operating activities was $8.7 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of partnering with strategic investors and/or public and private debt and equity markets, either at the parent company level or at the project level, and through the sale of interests in existing oil properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2014, there is material uncertainty that casts substantial doubt upon the Company’s ability to continue as a going concern.

The March 31, 2014 Financial Statements were approved by the Board of Directors and authorized for issue on April 29, 2014.

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

The Financial Statements are condensed as they do not include all of the information required for full annual financial statements, and they should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2013 prepared in accordance with IFRS as issued by the IASB. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s annual IFRS consolidated financial statements for the year ended December 31, 2013 except as discussed below.

2.2 Basis of Presentation

The Financial Statements have been prepared on an historical cost basis, except derivative instruments, which are measured at fair value.

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended March 31,
	2014	2013
Revenue	-	-
Expenses and other	-	-
Net income before tax and before disposal	-	-
Income taxes	-	-
Net income after tax and before disposal	-	-

Pre-tax loss on disposal	-	(2,071)
Tax on disposal	-	-
After-tax loss on disposal	-	(2,071)
Net loss from discontinued operations	-	(2,071)

The loss on disposal for the three months ended March 31, 2013 consisted of professional services rendered in connection with the disposal of the assets constituting the discontinued operations.

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended March 31,
	2014	2013
Operating activities	-	(2,071)
Investing activities	-	-
Financing activities	-	-
Total cash flows	-	(2,071)

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	722	11,196	7,982	19,900	-	19,900
Exploration and evaluation expense	(15,381)	-	-	(15,381)	-	(15,381)
Impairment charge	-	-	-	-	(92,153)	(92,153)
Assets reclassified as held for sale	-	-	(44,854)	(44,854)	-	(44,854)
Balance December 31, 2013	-	152,823	-	152,823	-	152,823
Additions	-	1,091	-	1,091	-	1,091
Balance March 31, 2014	-	153,914	-	153,914	-	153,914

5. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

Three months ended March 31,	2014	2013
Share-based expense related to
Equity settled transactions	683	911
Cash settled transactions	175	275
Total share-based expense	858	1,186

5.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2012	4,958	5.68
Granted	2,587	2.16
Exercised	-	-
Expired	(1,120)	5.14
Forfeited	(531)	6.58
Outstanding, December 31, 2013	5,894	4.16
Granted	1,216	0.54
Exercised	-	-
Expired	-	-
Forfeited	(33)	1.36
Outstanding, March 31, 2014	7,077	3.55

Exercisable, December 31, 2013	2,363	6.31
Exercisable, March 31, 2014	3,188	5.29

Shares authorized for issuance under the option plan at March 31, 2014 were 11.5 million (December 31, 2013 - 11.5 million).

The weighted average share price per option at the date of exercise for stock options exercised in the three months ended March 31, 2014 was nil (2013 - nil).

The weighted average fair value of stock options granted from the stock option plan during the three months ended March 31, 2014 was Cdn$0.54 (2013 - Cdn$1.47) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Three months ended March 31,	2014	2013
Expected life (in years)	6.4	6.3
Volatility (1)	82.9%	75.2%
Dividend yield	-	-
Risk-free rate	1.8%	1.6%
Estimated forfeiture rate	9.6%	10.0%
(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at March 31, 2014:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
0.54 to 1.47	1,382	6.8	0.63
1.48 to 2.40	2,487	5.9	2.20
2.41 to 4.77	1,067	4.6	3.04
4.78 to 7.19	1,347	2.4	6.57
7.20 to 10.32	794	3.5	8.40
	7,077	4.9	3.55

5.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2012	876	2.16
Granted	1,693	0.72
Vested	(312)	2.07
Forfeited	(48)	1.94
Outstanding, December 31, 2013	2,209	1.01
Granted	2,379	0.52
Vested	(764)	0.89
Forfeited	(47)	1.12
Outstanding, March 31, 2014	3,777	0.66
(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average assumptions used for the calculation were:

Three months ended March 31,	2014	2013
Expected life (in years)	2.0	2.0
Volatility (1)	140.3%	76.4%
Dividend yield	-	-
Risk-free rate	1.1%	1.1%
Estimated forfeiture rate	9.6%	18.8%
(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

March 31, 2014
Current liabilities related to RSUs	240
Long term liabilities related to RSUs	102
Intrinsic value of vested and unreleased RSUs	-

6. FINANCIAL INSTRUMENTS

6.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	March 31, 2014	December 31, 2013
Convertible Debentures
Carrying amount	61,118	63,012
Fair value	35,148	31,017

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at period end.

6.2 Risks Arising from Financial Instruments

Ivanhoe is exposed in varying degrees to normal market risks resulting from foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”).

7. SEGMENT INFORMATION

The following table presents the Company’s segment loss, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate(3)	Total
Segment revenue from continuing operations
For the three months ended March 31, 2014	-	-	-	-	31	31
For the three months ended March 31, 2013	-	-	-	-	17	17
Segment loss from continuing operations
For the three months ended March 31, 2014	(70)	(1,406)	(1,410)	(2,390)	(2,635)	(7,911)
For the three months ended March 31, 2013	(317)	(441)	(1,390)	(1,405)	(8,422)	(11,975)
Segment assets (1)
As at March 31, 2014	121	154,324	92,587	56	(24,144)	222,944
As at December 31, 2013	125	153,682	92,342	87	(14,063)	232,173
Segment liabilities (2)
As at March 31, 2014	16,618	172,944	114,794	73,057	(307,454)	69,959
As at December 31, 2013	16,552	170,897	113,140	70,698	(299,391)	71,896
Capital investments - Intangible
For the three months ended March 31, 2014	-	520	431	-	-	951
For the three months ended March 31, 2013	628	4,876	1,807	-	-	7,311
Capital investments - Property, plant and equipment
For the three months ended March 31, 2014	-	-	-	-	52	52
For the three months ended March 31, 2013	(41)	-	(80)	-	343	222
(1)	Assets in the Latin America segment includes assets classified as held for sale. Assets in the Corporate segment includes investments in subsidiaries that are eliminated for consolidation resulting in a credit balance.
(2)	Liabilities for the Corporate segment include intercompany receivables of $414.6 million at March 31, 2014 (December 31, 2013 - $408.3 million) required to eliminate intercompany payables upon consolidation.
(3)	As at, and for the three months ended, March 31, 2014 the Corporate segment includes the results of, and any remaining assets and liabilities not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

Three Months Ended March 31,	2014	2013
Operating activities
Accounts receivable	419	52
Note receivable	220	8
Prepaid and other current assets	186	840
Accounts payable and accrued liabilities	(1,184)	(3,177)
	(359)	(2,277)
Investing activities
Accounts receivable	-	1,576
Accounts payable and accrued liabilities	181	3,918
	181	5,494
Financing activities
Accounts payable and accrued liabilities	1	(5)
	1	(5)
	(177)	3,212

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

Related party expenses are as follows:

		Three Months Ended March 31,
Related Party	Nature of Transaction	2014	2013
Global Mining Management Corp.	Administration	21	127
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300
Ivanhoe Systems PTE Ltd	Information systems	-	50
Ivanhoe Capital Services Ltd.	Administration	131	155
1092155 Ontario Inc.	HTL™ technology	13	16
		465	648

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	March 31, 2014	December 31, 2013
Global Mining Management Corp.	Administration	-	38
Ivanhoe Capital Services Ltd.	Administration	27	20
		27	58

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of historical information, certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”), including those within this Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), are forward-looking statements that involve risks and uncertainties.

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “seek”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to, statements relating to or associated with individual wells, regions or projects; future crude oil prices; possible future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions, that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2013 Form 10-K. Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL®”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

Special Note to Canadian Investors

The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements. National Instrument 51-101 - Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2013 Form 10-K.

Advisories

This Form 10-Q should be read in conjunction with the Company’s March 31, 2014 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2013 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

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

HIGHLIGHTS

	Three months ended March 31,
($000, except as stated)	2014	2013
Capital expenditures	1,003	7,533

Net cash used in operating activities	(8,744)	(18,586)
Net loss from continuing operations	(7,880)	(11,975)
Net loss per share from continuing operations - basic and diluted	(0.07)	(0.09)

Net loss from continuing operations during the three months ended March 31, 2014 was $7.9 million, which was $4.1 million lower compared to a net loss from continuing operations of $12.0 million incurred during the same period in 2013. The decrease is primarily due to a $5.4 million decrease in general and administrative (“G&A”) expenses and a $0.7 million increase in foreign currency exchange gains compared to the prior year quarter. This was partially offset by a $0.9 million decrease in deferred income tax recoveries, a $0.5 million increase in finance expense and a $0.6 million net increase in other items impacting net loss from continuing operations. These changes are explained in detail below under “Results of Operations”.

RESULTS OF OPERATIONS

General and Administrative

G&A expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended March 31, 2014 was $7.3 million, which was $5.4 million lower compared to G&A expenses of $12.7 million incurred during the same period in 2013. The decrease is primarily due to a $1.2 million decrease in accrued bonuses as no bonuses were accrued in 2014, a $1.2 million decrease in legal costs related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q, a $1.1 million decrease in travel and business expenses due to reduced business activities, a $1.0 million decrease in staff costs related to severance and retention of key employees in the Asia segment incurred in 2013 not recurring in 2014, and a $0.9 net decrease related to other miscellaneous G&A items.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s receivables and payables denominated in foreign currencies.

Foreign currency exchange gains for the three months ended March 31, 2014 were $2.0 million, which was $0.7 million higher compared to the foreign currency exchange gains of $1.3 million incurred during the same period in 2013. The decrease is primarily due to the revaluation of the Cdn$73.3 million of Convertible Debentures. The Canadian dollar weakened in relation to the US dollar more in the first quarter of 2014 than it did in the same period in 2013, resulting in increased gains on translation of the US dollar Convertible Debentures in the first quarter of 2014 compared to same period in 2013. This was partially offset by Ivanhoe holding more Canadian dollar cash in the first quarter of 2014 than it did in the same period in 2013, resulting in increased losses on translation of the Canadian dollar cash in the first quarter of 2014 compared to same period in 2013.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended March 31, 2014 was $1.0 million, which was $0.5 million higher compared to finance expense of $0.5 million incurred during the same period in 2013. The increase is primarily due to a lower allocation of interest expense to capital projects mainly resulting from Ivanhoe suspending activity on its current Tamarack oil sands project in the first quarter of 2014.

Recovery of Income Taxes

The deferred income tax recovery for the three months ended March 31, 2014 was nil, which was $0.9 million lower compared to a recovery of $0.9 million incurred during the same period in 2014. The decrease is primarily due to the impact of no additional deferred income tax recoveries being recognized for net operating losses.

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

	Total	2014	2015	2016	2017	After 2017
Long term debt(1)	66,316	-	-	66,316	-	-
Interest on long term debt(1)	9,517	3,813	3,813	1,891	-	-
Decommissioning obligations(2)	4,076	-	-	192	-	3,884
Leases	2,741	741	808	686	348	158
Total	82,650	4,554	4,621	69,085	348	4,042
(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CDN= 0.9046 USD.
(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($2.5 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the financial statements included in the 2013 Form 10-K, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At March 31, 2014, Ivanhoe estimated the total undiscounted, inflated cost to settle its long term decommissioning obligations in Canada, for the feedstock test facility in the US and in Ecuador was $4.1 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2014 and 2018.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company will be required to make a cash payment to Talisman Energy Canada of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction. This particular geographical area of the lease is not currently part of the project for which the Company has requested approval from the Alberta Energy Regulator (“AER”).

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2014	2013
Cash used in operating activities	(8,744)	(18,586)
Cash (used in) provided by investing activities	(822)	17,794
Cash provided by (used in) financing activities	1	(5)

Liquidity

Ivanhoe’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of our existing projects and to maintain the Company’s business activities at their current level. In the near term, the Company will require other sources of financing in order to continue operating its business as currently constituted. Ivanhoe intends to finance its future funding requirements through a combination of partnering with strategic investors and/or public and private debt and equity markets, either at the parent company level or at the project level, and through the sale of interests in existing oil properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $8.7 million, which was $9.9 million lower compared to net cash used in operating activities of $18.6 million incurred during the same period in 2013. The decrease is primarily due to $5.1 million in decreased cash G&A expenses as discussed above which excludes non-cash share-based compensation expense, $2.1 million in transaction costs and $1.8 million in income tax payments related to discontinued operations incurred in three months ended March 31, 2013 not recurring in the same period in 2014 and $0.9 million in other net changes impacting operating activities.

Capital Structure

	As at March 31, 2014		As at December 31, 2013
Long term debt	61,118	28.4%	63,012	28.2%
Shareholders’ equity	152,986	71.6%	160,277	71.8%
Total capital	215,104	100.0%	223,289	100.0%

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

OUTLOOK

Corporate

Management’s plans for financing future expenditures include traditional project financing, debt and mezzanine financing, the sale of non-core assets or the sale of equity securities as well as the potential for partnerships or other arrangements with strategic investors. However, no assurances can be given that Ivanhoe will be able to arrange such financing, to enter into one or more strategic business alliances with third parties or that the Company will be able to sell non-core assets on acceptable terms or raise sufficient additional capital. If the Company is unable to enter into such business alliances or obtain adequate additional financing, the Company may be required to abandon assets and otherwise curtail its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cotundo Minerales S.A.

On August 9, 2013, Cotundo Minerales S.A. (“Cotundo”) served us with a notice of claim against the Company, two of its subsidiaries, and Company board member Robert Friedland, filed in the Supreme Court of British Columbia. The Company and its two subsidiaries were served on August 9, 2013. The Company and its two subsidiaries filed a response on September 24, 2013. The suit alleges that the Company misused confidential information provided to it by Cotundo related to the Pungarayacu heavy oil field in Ecuador. Cotundo seeks damages in the form of lost profits, an imposition of a trust in favor of Cotundo, a transfer of Ivanhoe’s interest in the Pungarayacu field to Cotundo, interest, and costs. To date, there have been no discovery requests.

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

GAR Energy

For details regarding this lawsuit see “GAR Energy” in Item 3 of the 2013 Form 10-K, which is incorporated herein by reference.

An evidentiary hearing on the merits (trial) in the ensuing arbitration was held September 9-13, 2013. On March 14, 2014 the Company received the decision from the arbitrators. The panel awarded a take-nothing judgment against the plaintiffs and in favor of the Company, meaning that the Company prevailed entirely on the merits. The Consulting Agreement with GAR contained a clause that the prevailing party will be entitled to reasonable attorney’s fees and so the Company filed a motion on April 4, 2014 with the arbitrators requesting recovery of some of its attorneys’ fees in defending the case.

ITEM 1A: RISK FACTORS

Ivanhoe is exposed in varying degrees to normal market risks inherent in the oil and gas industry, including commodity price risk, foreign currency exchange rate risk, credit risk, interest rate risk and liquidity risk. The Company recognizes these risks and manages its operations to minimize the exposure to the extent practicable. There have not been any significant changes to the Company’s exposure to risks, or processes to manage these risks as described in the Company’s 2013 Form 10-K.

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

Date: May 12, 2014

