Form 10-Q
period 2014-06-30
IVANHOE ENERGY INC
filed 2014-08-12
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes ☒ No

As at July 31, 2014, Ivanhoe Energy Inc. had 114,824,253 common shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		June 30,	December 31,
(US$000s)	Note	2014	2013
Assets
Current Assets
Cash and cash equivalents		4,634	23,556
Restricted cash		500	500
Accounts receivable		218	534
Prepaid and other		526	942
Assets held for sale		52,703	51,929
		58,581	77,461

Intangible assets	4	154,064	152,823
Property, plant and equipment		435	1,066
Long term receivables		744	603
Notes receivable		-	220
		213,824	232,173

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		3,716	6,295
		3,716	6,295

Long term debt		63,807	63,012
Long term provisions		3,015	2,589
		70,538	71,896

Shareholders’ Equity
Share capital		586,358	586,358
Contributed surplus		33,670	32,614
Accumulated deficit		(476,742)	(458,695)
		143,286	160,277
		213,824	232,173

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s, except share and per share amounts)	Note	2014	2013	2014	2013

Interest and other income		19	73	50	90

Expenses and other
Operating		284	1,421	1,459	2,214
General and administrative		6,025	8,412	13,294	21,118
Depreciation		–	237	125	484
Foreign currency exchange loss (gain)		1,971	(1,589)	(40)	(2,927)
Derivative instruments gain		–	(86)	–	(176)
Finance		1,807	915	2,849	1,433
Other expenses		99	–	410	–
		10,186	9,310	18,097	22,146

Loss before income taxes		(10,167)	(9,237)	(18,047)	(22,056)

Recovery of (provision for) income taxes
Current		–	–	–	(41)
Deferred		–	852	–	1,737
		–	852	–	1,696

Net loss and total comprehensive loss from continuing operations		(10,167)	(8,385)	(18,047)	(20,360)
Net loss and total comprehensive loss from discontinued operations	3	–	(1)	–	(2,072)
Net loss and comprehensive loss		(10,167)	(8,386)	(18,047)	(22,432)

Net loss per common share, basic and diluted
From continuing operations		(0.09)	(0.07)	(0.16)	(0.18)
From discontinued operations		–	(0.00)	–	(0.02)
		(0.09)	(0.07)	(0.16)	(0.20)

Weighted average number of common shares
Basic and diluted (000s)		114,824	114,824	114,824	114,736

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2013		114,713	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		–	–	–	(22,432)	(22,432)
Funding of equity-settled share-based awards		–	–	(132)	–	(132)
Share-based compensation expense	5	111	250	1,550	–	1,800
Balance June 30, 2013		114,824	586,358	31,177	(335,301)	282,234

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2014		114,824	586,358	32,614	(458,695)	160,277
Net loss and comprehensive loss		–	–	–	(18,047)	(18,047)
Funding of equity-settled share-based awards		–	–	(94)	–	(94)
Share-based compensation expense	5	–	–	1,150	–	1,150
Balance June 30, 2014		114,824	586,358	33,670	(476,742)	143,286

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$000s)	Note	2014	2013	2014	2013

Operating Activities
Net loss		(10,167)	(8,386)	(18,047)	(22,432)
Adjustments to reconcile net loss to cash from operating activities
Depreciation		(4)	237	125	484
Share-based compensation expense		460	918	1,318	2,104
Unrealized foreign currency exchange loss (gain)		1,993	(1,430)	(8)	(2,761)
Unrealized derivative instruments (gain) loss		–	(86)	–	(176)
Current income tax expense		–	–	–	41
Deferred income tax (recovery) expense		–	(852)	–	(1,737)
Finance expense		1,614	544	2,543	1,062
Other		605	–	571	–
Current income tax paid		–	–	–	(1,761)
Interest paid		–	(520)	–	(520)
Share-based payments		–	–	(438)	(188)
Changes in non-cash working capital items	8	(1,154)	5,460	(1,513)	5,258
Net cash used in operating activities		(6,653)	(4,115)	(15,449)	(20,626)

Investing Activities
Intangible assets and assets held for sale expenditures		(161)	(4,377)	(1,112)	(11,688)
Property, plant and equipment expenditures		–	(227)	–	(449)
Restricted cash		–	–	–	20,000
Long term receivables		(141)	(261)	(141)	(428)
Interest paid		(1,974)	(1,485)	(1,974)	(1,485)
Changes in non-cash working capital items	8	(221)	(1,562)	(40)	1,856
Net cash (used in) provided by investing activities		(2,497)	(7,912)	(3,267)	7,806

Financing Activities
Changes in non-cash working capital items	8	(4)	20	(3)	15
Net cash provided by financing activities		(4)	20	(3)	15

Foreign exchange loss (gain) on cash and cash equivalents held in a foreign currency		178	(680)	(203)	(721)
Decrease in cash and cash equivalents, for the period		(8,976)	(12,687)	(18,922)	(13,526)
Cash and cash equivalents, beginning of period		13,610	61,980	23,556	62,819
Cash and cash equivalents, end of period		4,634	49,293	4,634	49,293

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed limited liability company incorporated under the laws of Yukon, Canada. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The principal corporate office of Ivanhoe is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. Our registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9 and our operational headquarters are located at 101-6th Avenue SW, 12th Floor, Calgary, Alberta, T2P 3P4.

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

The June 30, 2014 unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Recoverable values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At June 30, 2014, Ivanhoe had an accumulated deficit of $476.7 million and working capital surplus of $2.2 million, excluding assets held for sale. For the six months ended June 30, 2014, cash used in operating activities was $15.5 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties and technology. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, and through the sale of interests in existing oil and gas properties and technology. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms. Without access to additional financing or other cash generating activities in 2014, there is material uncertainty that casts substantial doubt that the Company will be able to continue as a going concern.

The June 30, 2014 Financial Statements were approved by the Board of Directors and authorized for issue on July 29, 2014.

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

2.4 Changes in Accounting Policy and Disclosure

IFRIC 21 "Levies" was developed by the IFRS Interpretations Committee ("IFRIC") and is applicable to all levies imposed by governments under legislation, other than outflows that are within the scope of other standards (e.g., IAS 12 "Income Taxes") and fines or other penalties for breaches of legislation. The interpretation clarifies that an entity recognizes a liability for a levy when the activity that triggers payment, as identified by the relevant legislation, occurs. It also clarifies that a levy liability is accrued progressively only if the activity that triggers payment occurs over a period of time, in accordance with the relevant legislation. Lastly, the interpretation clarifies that a liability should not be recognized before the specified minimum threshold to trigger that levy is reached. The retrospective adoption of this interpretation does not have any impact on the Company's financial statements.

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	–	–	–	–
Expenses and other	–	–	–	–
Net income before tax and before disposal	–	–	–	–
Income taxes	–	–	–	–
Net income after tax and before disposal	–	–	–	–

Pre-tax loss on disposal	–	(1)	–	(2,072)
Tax on disposal	–	–	–	–
After-tax loss on disposal	–	(1)	–	(2,072)
Net income from discontinued operations	–	(1)	–	(2,072)

The loss on disposal for the six months ended June 30, 2013 consisted of professional services rendered in connection with the disposal of the assets constituting the discontinued operations.

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities	–	(1)	–	(2,072)
Investing activities	–	–	–	–
Financing activities	–	–	–	–
Total cash flows	–	(1)	–	(2,072)

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	722	11,196	7,982	19,900	–	19,900
Exploration and evaluation expense	(15,381)	–	–	(15,381)	–	(15,381)
Impairment charge	–	–	–	–	(92,153)	(92,153)
Assets reclassified as held for sale	–	–	(44,854)	(44,854)	–	(44,854)
Balance December 31, 2013	–	152,823	–	152,823	–	152,823
Additions	–	1,241	–	1,241	–	1,241
Balance June 30, 2014	–	154,064	–	154,064	–	154,064

5. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

	Three months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Share-based expense related to
Equity settled transactions	467	889	1,150	1,800
Cash settled transactions	(7)	29	168	304
Total share-based expense	460	918	1,318	2,104

5.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2012	4,958	5.68
Granted	2,587	2.16
Exercised	–	–
Expired	(1,120)	5.14
Forfeited	(531)	6.58
Outstanding, December 31, 2013	5,894	4.16
Granted	1,715	0.52
Exercised	-	-
Expired	-	-
Forfeited	(211)	4.80
Outstanding, June 30, 2014	7,399	3.30

Exercisable, December 31, 2013	2,363	6.31
Exercisable, June 30, 2014	3,204	5.18

Shares authorized for issuance under the option plan at June 30, 2014 were 11.5 million (December 31, 2013 – 11.5 million).

No stock options were exercised in the six months ending June 30, 2014 (2013 – nil).

The weighted average fair value of stock options granted from the stock option plan during the six months ended June 30, 2014 was Cdn$1.45 (2013 – Cdn$2.01) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Six months ended June 30,	2014	2013
Expected life (in years)	6.0	6.2
Volatility (1)	87.5%	76.9%
Dividend yield	–	–
Risk-free rate	1.7%	1.6%
Estimated forfeiture rate	9.6%	10.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at June 30, 2014:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
1.26 to 3.87	3,522	5.4	2.35
3.88 to 5.67	220	2.1	4.76
5.68 to 8.37	1,739	2.6	7.07
8.38 to 10.32	202	2.6	9.78

5.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2012	876	2.16
Granted	1,693	0.72
Vested	(312)	2.07
Forfeited	(48)	1.94
Outstanding, December 31, 2013	2,209	1.01
Granted	2,379	0.42
Vested	(832)	0.90
Forfeited	(907)	0.58
Outstanding, June 30, 2014	2,849	0.51

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average assumptions used for the calculation were:

Six Months ended June 30,	2014	2013
Expected life (in years)	2.0	2.0
Volatility (1)	140%	76.4%
Dividend yield	-	–
Risk-free rate	1.1%	1.1%
Estimated forfeiture rate	9.6%	18.8%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

June 30, 2014
Current liabilities related to RSUs	219
Long term liabilities related to RSUs	117
Intrinsic value of vested and unreleased RSUs	-

6. FINANCIAL INSTRUMENTS

6.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	June 30, 2014	December 31, 2013
Convertible Debentures
Carrying amount	63,807	63,012
Fair value	28,841	31,017

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

7. SEGMENT INFORMATION

The following table presents the Company’s segment loss, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate (3)	Total
Segment income from continuing operations
For the three months ended June 30, 2014	–	–	–	–	19	19
For the three months ended June 30, 2013	–	1	–	60	12	73

For the six months ended June 30, 2014	–	–	–	–	50	50
For the six months ended June 30, 2013	–	1	–	60	29	90
Segment loss from continuing operations
For the three months ended June 30, 2014	(147)	(666)	(1,500)	(863)	(6,991)	(10,167)
For the three months ended June 30, 2013	(173)	(686)	(2,250)	(2,796)	(2,481)	(8,386)

For the six months ended June 30, 2014	(217)	(2,072)	(2,910)	(3,253)	(9,595)	(18,047)
For the six months ended June 30, 2013	(490)	(1,127)	(3,640)	(4,201)	(10,902)	(20,360)
Segment assets (1)
As at June 30, 2014	42	154,682	92,881	37	(33,818)	213,824
As at December 31, 2013	125	153,682	92,342	87	(14,063)	232,173
Segment liabilities (2)
As at June 30, 2014	16,686	173,967	116,588	73,900	(310,603)	70,538
As at December 31, 2013	16,552	170,897	113,140	70,698	(299,391)	71,896
Capital investments – Intangible
For the three months ended June 30, 2014	–	138	23	–	–	161
For the three months ended June 30, 2013	34	1,756	2,587	–	–	4,377

For the six months ended June 30, 2014	–	658	454	–	–	1,112
For the six months ended June 30, 2013	662	6,632	4,394	–	–	11,688
Capital investments – Property, plant and equipment
For the three months ended June 30, 2014	–	–	–	–	–	–
For the three months ended June 30, 2013	(7)	–	–	–	234	227

For the six months ended June 30, 2014	–	–	–	–	–	–
For the six months ended June 30, 2013	(48)	–	(80)	–	577	449

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale in the Latin America segment.

(2)	Liabilities for Corporate include intercompany receivables of $419.6 million as at June 30, 2014 (December 31, 2013 - $408.3 million) required to eliminate intercompany payables upon consolidation.

(3)	As at, and for the three and six months ended June 30, 2014 the Corporate segment includes the results of, and any remaining assets and liabilities not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

	Three months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Operating activities
Accounts receivable	(119)	4,687	300	6,815
Note receivable	(5)	–	215	8
Prepaid and other current assets	236	184	422	1,024
Accounts payable and accrued liabilities	(1,266)	589	(2,450)	(2,589)
	(1,154)	5,460	(1,513)	5,258
Investing activities
Accounts receivable	–	500	–	–
Prepaid and other current assets	–	–	–	–
Accounts payable and accrued liabilities	(221)	(2,062)	(40)	1,856
	(221)	(1,562)	(40)	1,856
Financing activities
Accounts payable and accrued liabilities	(4)	20	(3)	15
	(1,379)	3,918	(1,556)	7,129

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

The breakdown of the related party expenses is as follows:

		Three months ended June 30,		Six Months ended June 30,
Related Party	Nature of Transaction	2014	2013	2014	2013
Global Mining Management Corp.	Administration	131	157	152	284
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	600	600
Ivanhoe Capital Services Ltd.	Administration	74	126	205	281
1092155 Ontario Inc.	HTL® technology	14	8	27	24
Ivanhoe Systems PTE Ltd.	Information Technology	-	–	-	50
		519	591	984	1,239

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	June 30, 2014	December 31, 2013
Global Mining Management Corp.	Administration	29	38
Ivanhoe Capital Aviation Ltd.	Aircraft	200	-
Ivanhoe Capital Services Ltd.	Administration	81	20
		310	58

The Company has incurred $0.98 million in related party expenditures for the six month period ended June 2014 ($1.23 million for the six months ended June 30, 2013) of which $0.31 million remains unpaid and outstanding as of June 30, 2014 (June 30, 2013 - $0.05 million).

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

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “seek”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to, statements relating to or associated with individual wells, regions or projects; future crude oil prices; future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans or capacity expansions; future ability to execute dispositions of assets or businesses; plans related to the consolidation of the company’s common share; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

The forward-looking statements contained in this Form 10-Q are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. By their nature, forward-looking statements involve inherent risks and uncertainties, including the risk that the outcome that they predict will not be achieved. Undue reliance should not be placed on forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in the forward-looking statements, including those set out below and those detailed in Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2013 Form 10-K. Such factors include, but are not limited to: the Company’s short history of limited revenue, losses and negative cash flow from its current exploration and development activities in Canada, Ecuador, Mongolia and the United States; the Company’s limited cash resources and consequent need for additional financing; the ability to implement the common share consolidation; the ability to raise capital as and when required, or to raise capital on acceptable terms; the timing and extent of changes in prices for oil and gas; competition for oil and gas exploration properties from larger, better financed oil companies; environmental risks; title matters; drilling and operating risks; uncertainties about the estimates of reserves and the potential success of the Company’s Heavy-to-light (“HTL®”) technology; the potential success of the Company’s oil and gas properties in Canada, Ecuador and Mongolia; the prices of goods and services; the availability of drilling rigs and other support services; legislative and government regulations; political and economic factors in countries in which the Company operates; and implementation of the Company’s capital investment program.

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

Special Note to Canadian Investors

The Company is a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and voluntarily files reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and other forms used by registrants that are US domestic issuers. Therefore, the Company’s reserves estimates and securities regulatory disclosures generally follow SEC requirements of US domestic issuers. National Instrument 51-101 – Standards of Disclosure for Oil and Gas Activities (“NI 51-101”), adopted by the Canadian Securities Administrators (“CSA”), prescribes certain standards for the preparation, and disclosure of reserves and related information by Canadian issuers. The Company has been granted certain exemptions from NI 51-101. Please refer to the Special Note to Canadian Investors in the 2013 Form 10-K.

Advisories

This Form 10-Q should be read in conjunction with the Company’s June 30, 2014 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2013 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

As a foreign private issuer in the United States, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS, as issued by the International Accounting Standards Board, without a reconciliation to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.

ALL TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA.

Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s website (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (403) 261-1700. Alternatively, the SEC and the CSA each maintains a website (www.sec.gov and www.sedar.com) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained. Copies of the charters for each of the committees of the Company's board of directors are available through the Company’s website at www.ivanhoeenergy.com. The information contained on or accessible through the Company’s website is not incorporated by reference.

HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
($000, except as stated)	2014	2013	2014	2013
Capital expenditures	161	4,604	1,112	12,137

Net cash used in operating activities	(6,653)	(4,115)	(15,449)	(20,626)
Net loss from continuing operations	(10,167)	(8,385)	(18,047)	(20,360)
Net loss per share from continuing operations – basic and diluted	(0.09)	(0.07)	(0.16)	(0.18)

Net loss from continuing operations for the six months ended June 30, 2014 was $18.0 million, which was $2.4 million lower compared to a net loss from continuing operations of $20.4 million incurred during the same period in 2013. The decrease is primarily due to a $7.8 million decrease in general and administrative (“G&A”) expenses and a $0.6 million net decrease in other expense items impacting net loss from continuing operations. This was partially offset by a $2.9 million decrease in foreign currency exchange gains, a $1.7 million decrease in deferred income tax recoveries and a $1.4 million increase in finance expense. These changes are explained in detail below.

RESULTS OF OPERATIONS

General and Administrative

G&A expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended June 30, 2014 were $6.0 million, which was $2.4 million lower compared to G&A expenses of $8.4 million incurred during the same period in 2013. The decrease is primarily due to a $0.7 million decrease in staff costs related to severance and retention of key employees in the Asia segment incurred in 2013 as well as reduced staffing levels in 2014, a $0.6 million decrease in legal costs related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q, $0.3 million decrease in accrued bonuses as no bonuses were accrued in 2014, and a $0.8 million net decrease related to other miscellaneous G&A items.

G&A expenses for the six months ended June 30, 2014 were $13.3 million, which was $7.8 million lower compared to G&A expenses of $21.1 million incurred during the same period in 2013. The decrease is primarily due to a $2.3 million decrease in staff costs related to severance and retention of key employees in the Asia segment incurred in 2013 as well as reduced staffing levels in 2014, a $1.9 million decrease in legal costs related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q, a $1.5 million decrease in accrued bonuses as no bonuses were accrued in 2014, a $1.2 million decrease in travel and business expenses due to reduced business activities, and a $0.9 net decrease related to other miscellaneous G&A items.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s receivables and payables denominated in foreign currencies.

Foreign currency exchange losses for the three months ended June 30, 2014 were $2.0 million, which was $3.6 million lower compared to the foreign currency exchange gain of $1.6 million incurred during the same period in 2013. The decrease is primarily due to the revaluation of the Cdn$73.3 million of Convertible Debentures. The Canadian dollar strengthened in relation to the US dollar in the second quarter of 2014 compared with a weakening in the same period in 2013, resulting in losses on translation of the US dollar Convertible Debentures in the second quarter of 2014 compared to a gain in the same period in 2013. This was partially offset by the Company holding less Canadian dollar cash in the second quarter of 2014 than it did in the same period in 2013, resulting in decreased losses on translation of the Canadian dollar cash in the second quarter of 2014 compared to same period in 2013.

Foreign currency exchange gains for the six months ended June 30, 2014 were $nil, which was $2.9 million lower compared to the foreign currency exchange gain of $2.9 million incurred during the same period in 2013. The decrease is primarily due to the revaluation of the Cdn$73.3 million of Convertible Debentures. The Canadian dollar weakened in relation to the US dollar in the first half of 2014 less than it did in the same period in 2013, resulting in decreased gains on translation of the US dollar Convertible Debentures in the first half of 2014 compared to same period in 2013. This was partially offset by the Company holding less Canadian dollar cash in the first half of 2014 than it did in the same period in 2013, resulting in decreased losses on translation of the Canadian dollar cash in the first half of 2014 compared to same period in 2013.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended June 30, 2014 was $1.8 million, which was $0.9 million higher compared to finance expense of $0.9 million incurred during the same period in 2013. The increase is primarily due a lower allocation of interest expense to capital projects mainly resulting from the Company suspending activity on its current Tamarack oil sands project in the second quarter of 2014.

Finance expense for the six months ended June 30, 2014 was $2.8 million, which was $1.4 million higher compared to finance expense of $1.4 million incurred during the same period in 2013. The increase is primarily due a lower allocation of interest expense to capital projects mainly resulting from Ivanhoe suspending activity on its current Tamarack oil sands project in the first half of 2014.

Recovery of Income Taxes

The deferred income tax recovery for the three months ended June 30, 2014 was nil, which was $0.9 million lower compared to a recovery of $0.9 million incurred during the same period in 2014. The decrease is primarily due to the impact of no additional deferred income tax recoveries being recognized for net operating losses.

The deferred income tax recovery for the six months ended June 30, 2014 was nil, which was $1.7 million lower compared to a recovery of $1.7 million incurred during the same period in 2014. The decrease is primarily due to the impact of no additional deferred income tax recoveries being recognized for net operating losses.

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

	Total	2014	2015	2016	2017	After 2017
Long term debt(1)	68,670	-	-	68,670	-	-
Interest on long term debt(1)	7,896	1,974	3,948	1,974	-	-
Decommissioning obligations(2)	4,542	-	-	203	-	4,339
Leases	1,396	326	395	273	244	158
Total	82,504	2,300	4,343	71,120	244	4,497

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately CAD= 0.9367 USD.

(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($3.0 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the financial statements included in the 2013 Form 10-K, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of our activities on the environment at our operating sites by dismantling and removing production facilities and remediating any damage caused. At June 30, 2014, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the United States and in Ecuador was $4.5 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2014 and 2018.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company may be required to make a cash payment to Talisman Energy Canada of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction. This section of the lease is not the subject of the current project for which the Company has requested approval from the Alberta Energy Regulator (“AER”).

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash used in operating activities	(6,653)	(4,115)	(15,449)	(20,626)
Cash (used in) provided by investing activities	(2,497)	(7,912)	(3,267)	7,806
Cash provided by financing activities	(4)	20	(3)	15

Liquidity

Ivanhoe’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of our existing projects and to maintain the Company’s business activities at their current level. In the near term, the Company will require other sources of financing in order to continue operating its business as currently constituted. Ivanhoe intends to finance its future funding requirements through among other alternatives, a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level, or through the sale of interests in existing oil properties and technology. There is no assurance that the Company will be able to complete one or more of these alternatives, or do so on favorable terms.

These activities include discussions with a large international oil company for the creation of a joint financial participation arrangement in respect of its Block 20 project in Ecuador. The transaction contemplated by these discussions, if and when consummated, would be expected to generate additional cash. While progress in reaching the transaction objective has been made by the potential transaction participants, there is no assurance that the objective can be achieved, or achieved in a timely manner or that such participation will be approved by regulatory authorities in Ecuador. Without timely access to a sufficient source of financing to enable the Company to make its planned capital expenditures and otherwise fund the cost of carrying on its business, the Company may have to significantly curtail its existing business activities and may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $15.5 million, which was $5.1 million lower compared to net cash used in operating activities of $20.6 million incurred during the same period in 2013. The decrease is primarily due to $7.8 million in decreased cash G&A expenses as discussed above which excludes non-cash share-based compensation expense, $2.1 million in transaction costs and $1.8 million in income tax payments related to discontinued operations incurred in 2013 not recurring in 2014 and $0.9 million in other net changes impacting operating activities.

Capital Structure

	As at June 30, 2014		As at December 31, 2013
Long term debt	63,807	30.8%	63,012	28.2%
Shareholders’ equity	143,286	69.2%	160,277	71.8%
Total capital	207,093	100.0%	223,289	100.0%

On September 6, 2013, the Company received a notification letter from the Listing Qualifications Department of the NASDAQ notifying the Company that the Company did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if at any time prior to March 5, 2014 the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. On February 18, 2014, the Company applied to the NASDAQ for an additional compliance period of 180 days, which was granted and will expire on September 2, 2014. The extension was granted based in part on the Company’s undertaking to effect a share consolidation sufficient to regain compliance with the minimum price rule should the Company's shares not otherwise meet the $1.00 minimum price. The Company has scheduled a Special Meeting of Shareholders to be held August 13, 2014 seeking shareholder approval to consolidate the current issued and outstanding share base within a range between five old common shares-for-one new common share and seven old common shares-for-one new common share. The final share consolidation ratio will be determined post meeting. For additional information, refer to the Form 8-K filed on September 12, 2013 and the Company’s Management Proxy Circular filed on Form 8-K on July 18, 2014.

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

Block 20 Project Update

Ivanhoe has disclosed previously in various official releases its joint venture strategy with the goal of financing the continued appraisal and development of Block 20. Ivanhoe successfully attracted one of the world’s largest national oil companies (NOC) that has experience working in Ecuador, to assess Ivanhoe’s investment and the potential of Block 20. This engagement resulted in an agreement in principle subject to the approval of the Ecuador government. Structured commercially as a ‘farm-in’, the NOC will recognize Ivanhoe’s investment to-date. When the contract is signed, the NOC will become the majority partner and operator of Block 20.

Together, Ivanhoe and the NOC presented a joint proposal to the Government of Ecuador on March 21, 2014. Due to the importance and size of Block 20, the Government has taken time to carefully consider its options for the development of Block 20 and has now directed a team to evaluate the development proposal and continue the negotiations for a new Service Contract with the Consortium.

Ivanhoe has negotiated with the government the process and terms for a termination by mutual agreement of the Specific Services Contract under which Ivanhoe has operated the Block since 2008 as well as the migration to a new Service Contract with the Consortium. Ivanhoe and the NOC have worked diligently to assure that this process fully complies with the Government’s protocol.

The NOC has recently advised Ivanhoe that some of its international projects, including the Block 20 project, are currently on hold and under review. Ivanhoe anticipates that this delay will last until the end of the third quarter of 2014.

Tamarack

The Company continues to participate in industry wide initiatives to assist the Alberta Energy Regulator’s (AER) in establishing a long term shallow SAGD Policy. To this end, a senior Technical Executive from Ivanhoe will sit on the Canadian Association of Petroleum Producer’s (CAPP) steering committee. Feedback to the AER from this steering committee is anticipated to be delivered near the end of the third quarter. The Company has suspended spending and development on Tamarack until the new shallow SAGD regulations are known. The Company continues to consider and investigate alternative technologies that can be used to develop the 2P reserves and resources of the Tamarack property.

Heavy to Light (HTL)

The Company advanced a number of discussions and business development opportunities during the second quarter. Fruitful discussions were held with representatives from Ecopetrol in Colombia. The Company is confident that commercial arrangements with third parties can be entered into which will lead to the construction of industrial size facilities that use Ivanhoe Energy's proprietary HTL technology.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

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

An evidentiary hearing on the merits (trial) in the ensuing arbitration was held September 9-13, 2013. On March 14, 2014 the Company received the decision from the arbitrators. The panel awarded a take-nothing judgment against the plaintiffs and in favor of the Company, meaning that the Company prevailed entirely on the merits. In addition, June 11, 2014 the arbitrators awarded the Company $1,000,000 in attorneys’ fees and the Company has begun the process of trying to collect that award.

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

IVANHOE ENERGY INC.

By:	/s/ Greg Phaneuf
Greg Phaneuf
Chief Financial Officer

Date:	August 11, 2014

