Form 10-Q
period 2014-09-30
IVANHOE ENERGY INC
filed 2014-10-30
CIK 1106935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐Yes ☑ No

As at September 30, 2014, Ivanhoe Energy Inc. had 16,403,465 common shares outstanding with no par value.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Financial Position

(Unaudited)

		September 30,	December 31,
(US$000s)	Note	2014	2013
Assets
Current Assets
Cash and cash equivalents		357	23,556
Restricted cash		500	500
Accounts receivable		118	534
Prepaid and other		452	942
Assets held for sale		52,773	51,929
		54,200	77,461

Intangible assets	4	64,989	152,823
Property, plant and equipment		347	1,066
Long term receivables		807	603
Notes receivable		–	220
		120,343	232,173

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		5,377	6,295
		5,377	6,295

Long term debt		61,319	63,012
Long term provisions		3,414	2,589
		70,110	71,896

Shareholders’ Equity
Share capital		586,358	586,358
Contributed surplus		34,059	32,614
Accumulated deficit		(570,184)	(458,695)
		50,233	160,277
		120,343	232,173

Nature of operations and going concern	1

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s, except share and per share amounts)	Note	2014	2013	2014	2013

Interest and other income		8	292	58	382

Expenses and other
Operating		32	905	1,491	3,119
Exploration and evaluation		–	4,699	–	4,699
General and administrative		5,282	9,069	18,576	30,187
Impairment of intangible assets	4	89,156	–	89,156	–
Depreciation		130	255	255	739
Foreign currency exchange (gain) loss		(2,917)	978	(2,958)	(1,949)
Derivative instruments gain		–	(1)	–	(177)
Finance		1,874	525	4,723	1,958
Other (income) expenses		(106)	–	304	–
		93,451	16,430	115,547	38,576

Loss before income taxes		(93,443)	(16,138)	(111,489)	(38,194)

Recovery of (provision for) income taxes
Current		–	–	–	(41)
Deferred		–	928	–	2,665
		–	928	–	2,624

Net loss and total comprehensive loss from continuing operations		(93,443)	(15,210)	(111,489)	(35,570)
Net loss and total comprehensive loss from discontinued operations	3	–	–	–	(2,072)
Net loss and comprehensive loss		(93,443)	(15,210)	(111,489)	(37,642)

Net loss per common share, basic and diluted
From continuing operations		(5.70)	(0.93)	(6.80)	(2.17)
From discontinued operations		–	–	–	(0.13)
		(5.70)	(0.93)	(6.80)	(2.30)

Weighted average number of common shares
Basic and diluted (000s)	5	16,403	16,403	16,403	16,390

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2013		16,387	586,108	29,759	(312,869)	302,998
Net loss and comprehensive loss		–	–	–	(37,642)	(37,642)
Funding of equity-settled share-based awards		–	–	(132)	–	(132)
Share-based compensation expense	6	16	250	2,224	–	2,474
Balance September 30, 2013	5	16,403	586,358	31,851	(350,511)	267,698

		Share Capital
		Shares		Contributed	Accumulated
(US$000s, except share amounts)	Note	(000s)	Amount	Surplus	Deficit	Total

Balance January 1, 2014		16,403	586,358	32,614	(458,695)	160,277
Net loss and comprehensive loss		–	–	–	(111,489)	(111,489)
Funding of equity-settled share-based awards		–	–	(93)	–	(93)
Share-based compensation expense	6	–	–	1,538	–	1,538
Balance September 30, 2014	5	16,403	586,358	34,059	(570,184)	50,233

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(US$000s)	Note	2014	2013	2014	2013

Operating Activities
Net loss		(93,443)	(15,210)	(111,489)	(37,642)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation		130	255	255	739
Exploration and evaluation expense		–	4,699	–	4,699
Impairment of intangible assets		89,156	–	89,156	–
Share-based compensation expense		408	1,231	1,726	3,335
Unrealized foreign currency exchange (gain) loss		(2,813)	972	(3,128)	(1,789)
Unrealized derivative instruments gain		–	(1)	–	(177)
Current income tax expense		–	–	–	41
Deferred income tax expense (recovery)		–	(928)	–	(2,665)
Finance expense		1,874	525	4,723	1,958
Loss on debt repayment and other		31	371	602	–
Current income tax paid		–	–	–	(1,761)
Interest paid		–	(11)	–	(531)
Share-based payments		–	–	(438)	(188)
Changes in non-cash working capital items	9	867	(2,326)	(646)	2,932
Net cash used in operating activities		(3,790)	(10,423)	(19,239)	(31,049)

Investing Activities
Intangible assets and assets held for sale expenditures		(447)	(3,587)	(1,559)	(15,275)
Property, plant and equipment expenditures		–	(346)	–	(795)
Restricted cash		–	–	–	20,000
Long term receivables		(61)	(431)	(202)	(859)
Interest paid		–	(33)	(1,974)	(1,518)
Changes in non-cash working capital items	9	63	337	23	2,193
Net cash (used in) provided by investing activities		(445)	(4,060)	(3,712)	3,746

Financing Activities
Changes in non-cash working capital items	9	15	4	12	19
Net cash provided by financing activities		15	4	12	19

Foreign exchange (gain) loss on cash and cash equivalents held in a foreign currency		(57)	395	(260)	(326)
Decrease in cash and cash equivalents, for the period		(4,277)	(14,084)	(23,199)	(27,610)
Cash and cash equivalents, beginning of period		4,634	49,293	23,556	62,819
Cash and cash equivalents, end of period		357	35,209	357	35,209

(See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)

IVANHOE ENERGY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(tabular amounts in US$000s, except share and per share amounts)

1. NATURE OF OPERATIONS AND GOING CONCERN

Ivanhoe Energy Inc. (the “Company” or “Ivanhoe”) is a publicly listed limited liability company incorporated under the laws of Yukon, Canada. Ivanhoe’s common shares are listed on the Toronto Stock Exchange (“TSX”) and the NASDAQ Stock Market (“NASDAQ”). The principal corporate office of Ivanhoe is located at 999 Canada Place, Suite 654, Vancouver, British Columbia, V6C 3E1. The Company’s registered and records office is located at 300-204 Black Street, Whitehorse, Yukon, Y1A 2M9.

Ivanhoe is an independent international heavy oil exploration and development company with a proprietary heavy oil upgrading process (“HTL™”). The Company has two significant heavy oil development projects – Tamarack in Canada and Block 20 in Ecuador, HTL facilities in the United States and business development opportunities worldwide.

The September 30, 2014 unaudited interim condensed consolidated financial statements (“Financial Statements”) have been prepared using International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they become due and assumes that Ivanhoe will be able to meet its obligations and continue operations for at least its next fiscal year. Recoverable values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At September 30, 2014, Ivanhoe had an accumulated deficit of $570.2 million and working capital deficiency of $4.0 million, excluding assets held for sale. For the nine months ended September 30, 2014, cash used in operating activities was $19.2 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. Ivanhoe intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at the parent company level or at the project level, and through the sale of interests in existing oil and gas properties. There is no assurance that the Company will be able to obtain such financing, or obtain it on favorable terms, or realize proceeds on its assets held for sale. Without access to additional financing or other cash generating activities in 2014, there is material uncertainty that casts substantial doubt that the Company will be able to continue as a going concern.

The September 30, 2014 Financial Statements were approved by the Board of Directors and authorized for issue on October 28, 2014.

The Financial Statements are presented in US dollars (“$”) and all values are rounded to the nearest thousand dollars except where otherwise indicated. References to “Cdn$” are to Canadian dollars.

2. BASIS OF PRESENTATION

2.1 Statement of Compliance

The Financial Statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” (“IAS 34”), using accounting policies consistent with IFRS as issued by the IASB. The Financial Statements are not subject to qualification relating to the application of IFRS as issued by the IASB.

The Financial Statements are condensed as they do not include all of the information required for full annual financial statements, and they should be read in conjunction with the Company’s annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 prepared in accordance with IFRS as issued by the IASB. The same accounting policies, presentation and methods of computation have been followed in these Financial Statements as were applied in the Company’s annual IFRS consolidated financial statements for the year ended December 31, 2013 except as discussed below.

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

i. IFRS 9 Financial Instruments (“IFRS 9”)

On July 24, 2014, the IASB issued IFRS 9, “Financial Instruments” (“IFRS 9”) to replace IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”). IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost or fair value, as opposed to the multiple rules in IAS 39. The approach is based on how an entity manages its financial instruments given its business model and the contractual cash flow characteristics of the financial assets. The standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for years beginning on or after January 1, 2018. Early adoption is permitted if IFRS 9 is adopted in its entirety at the beginning of a fiscal period. The Company is currently evaluating the impact of adopting IFRS 9 on its consolidated financial statements.

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

3. RESULTS OF DISCONTINUED OPERATIONS

Analysis of the results of discontinued operations and on the disposal of the assets of the Zitong Block and Pan-China Resources Ltd., constituting the discontinued operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	–	–	–	–
Expenses and other	–	–	–	–
Net income before tax and before disposal	–	–	–	–
Income taxes	–	–	–	–
Net income after tax and before disposal	–	–	–	–

Pre-tax loss on disposal	–	–	–	(2,072)
Tax on disposal	–	–	–	–
After-tax loss on disposal	–	–	–	(2,072)
Net income from discontinued operations	–	–	–	(2,072)

The loss on disposal for the nine months ended September 30, 2013 consisted of professional services rendered in connection with the disposal of the assets constituting the discontinued operations.

The net cash flows attributable to the operating, investing and financing activities of the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities	–	–	–	(2,072)
Investing activities	–	–	–	–
Financing activities	–	–	–	–
Total cash flows	–	–	–	(2,072)

4. INTANGIBLE ASSETS

	Exploration and Evaluation Assets
	Asia	Canada	Latin America	Total	HTL™ Technology	Total Intangible Assets
Cost
Balance December 31, 2012	14,659	141,627	36,872	193,158	92,153	285,311
Additions	722	11,196	7,982	19,900	–	19,900
Exploration and evaluation expense	(15,381)	–	–	(15,381)	–	(15,381)
Impairment charge	–	–	–	–	(92,153)	(92,153)
Assets reclassified as held for sale	–	–	(44,854)	(44,854)	–	(44,854)
Balance December 31, 2013	–	152,823	–	152,823	–	152,823
Additions	–	1,322	–	1,322	–	1,322
Impairment charge	–	(89,156)	–	(89,156)	–	(89,156)
Balance September 30, 2014	–	64,989	–	64,989	–	64,989

The Tamarack Project is a cash-generating unit under IFRS and is reported in the Canadian segment.

In the third quarter of 2014, the Company reviewed the carrying values of its intangible assets as a result of the decline in the Company’s market capitalization which can be viewed as an indicator of impairment. As a result of this review, the Company determined that the recoverable amount of the Tamarack Project was less than its carrying amount. This decline in value is in part a result of the decision by the Alberta Energy Regulator (“AER”) to delay the Tamarack application approval process and a delay by the Company in advancing the Tamarack Project or securing a strategic joint investor. The Company assessed the recoverable amount of the Tamarack Project based on a fair value less costs of disposal methodology with consideration to the enterprise values of other companies with similar assets that bear some geological resemblance to the Tamarack Project. This analysis provided the Company with an estimated reserve value per barrel of contingent and probable reserves which it used to estimate that the recoverable value of the Tamarack Project at September 30, 2014 was $65.0 million. The Company has recorded a non-cash impairment charge of $89.2 million in relation to the Tamarack Project for the three and nine months ended September 30, 2014.

5. SHAREHOLDERS’ EQUITY

On August 14, 2014, the Company, following authorization by its shareholders, proceeded with a share consolidation or reverse stock split at a ratio of seven “old” common shares-for-one “new” common share (the “Consolidation Ratio”) which reduced the number of outstanding common shares from approximately 114.8 million to approximately 16.4 million. The share consolidation also resulted in proportionate adjustments to outstanding stock options and RSUs as well as an adjustment to the conversion price of the Company’s 5.75% Convertible Unsecured Subordinated Debentures (“Convertible Debentures”). The share consolidation also increased the loss per share amount by the Consolidation Ratio.

6. SHARE-BASED PAYMENTS

Share-based transactions were charged to earnings, as general and administrative or operating expenses, as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Share-based expense related to
Equity settled transactions	388	674	1,538	2,474
Cash settled transactions	20	557	188	861
Total share-based expense	408	1,231	1,726	3,335

6.1 Stock Option Plan

Details of transactions under the Company’s stock option plan are as follows:

	Number of Stock Options (000s)	Weighted Average Exercise Price (Cdn$)
Outstanding, December 31, 2012	708	39.76
Granted	370	15.12
Exercised	–	–
Expired	(160)	35.98
Forfeited	(76)	46.06
Outstanding, December 31, 2013	842	29.11
Granted	245	3.67
Exercised	-	-
Expired	(58)	46.62
Forfeited	(205)	23.26
Outstanding, September 30, 2014	824	21.77

Exercisable, December 31, 2013	340	44.17
Exercisable, September 30, 2014	342	34.30

Shares authorized for issuance under the option plan at September 30, 2014 were 1.6 million (December 31, 2013 – 1.6 million).

No stock options were exercised in the nine months ending September 30, 2014 (2013 – nil).

The weighted average fair value of stock options granted from the stock option plan during the nine months ended September 30, 2014 was Cdn$2.63 (2013 – Cdn$10.15) per option at the grant date using the Black-Scholes option pricing model. The weighted average assumptions used for the calculation were:

Nine months ended September 30,	2014	2013
Expected life (in years)	6.0	6.2
Volatility (1)	87.5%	76.9%
Dividend yield	–	–
Risk-free rate	1.7%	1.6%
Estimated forfeiture rate	9.6%	10.0%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The following table summarizes information in respect of stock options outstanding and exercisable at September 30, 2014:

Range of Exercise Prices (Cdn$)	Outstanding (000s)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (Cdn$)
3.08 to 6.30	195	5.8	3.65
6.31 to 13.65	29	5.4	9.80
13.66 to 16.80	285	5.4	15.54
16.81 to 44.94	153	3.7	24.96
44.95 to 68.88	162	3.0	53.64
	824	4.7	21.77

6.2 Restricted Share Unit Plan (“RSU”)

Details of transactions under the Company’s RSU plan are as follows:

	Number of RSUs (000s) (1)	Weighted Average Fair Value (Cdn$)
Outstanding, December 31, 2012	125	15.12
Granted	242	5.04
Vested	(45)	14.49
Forfeited	(7)	13.58
Outstanding, December 31, 2013	315	7.07
Granted	340	2.79
Vested	(118)	6.11
Forfeited	(187)	4.03
Outstanding, September 30, 2014	350	3.23

(1)	Includes RSUs that will be withheld on behalf of employees to satisfy statutory tax withholding requirements.

The weighted average assumptions used for the calculation were:

Nine Months ended September 30,	2014	2013
Expected life (in years)	2.0	2.0
Volatility (1)	140.3%	76.4%
Dividend yield	-	–
Risk-free rate	1.1%	1.1%
Estimated forfeiture rate	9.6%	18.8%

(1)	Expected volatility factor based on historical volatility of the Company’s publicly traded common shares.

The liabilities arising from the RSUs to be settled by way of cash payments and the intrinsic value of those liabilities are:

September 30, 2014
Current liabilities related to RSUs	227
Long term liabilities related to RSUs	128
Intrinsic value of vested and unreleased RSUs	-

7. FINANCIAL INSTRUMENTS

7.1 Fair Value of Financial Instruments Measured at Amortized Cost

Except as detailed below, the fair value of the Company’s financial instruments recognized at amortized cost approximates their carrying value due to the short term maturity of these instruments.

	September 30, 2014	December 31, 2013
Convertible Debentures
Carrying amount	61,319	63,012
Fair value	16,895	31,017

The fair value of the liability component of the Convertible Debentures was estimated using the closing price of the publicly traded debentures at period end.

7.2 Risks Arising from Financial Instruments

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

8. SEGMENT INFORMATION

The following table presents the Company’s segment loss, capital investments and identifiable assets and liabilities:

	Asia	Canada	Latin America	Technology Development	Corporate (3)	Total
Segment income from continuing operations
For the three months ended September 30, 2014	–	2	–	–	6	8
For the three months ended September 30, 2013	–	1	–	239	52	292

For the nine months ended September 30, 2014	–	2	–	–	56	58
For the nine months ended September 30, 2013	–	2	–	299	81	382
Segment loss from continuing operations
For the three months ended September 30, 2014	(18)	(89,445)	(1,448)	(669)	(1,863)	(93,443)
For the three months ended September 30, 2013	(4,829)	(729)	(1,709)	(2,719)	(5,224)	(15,210)

For the nine months ended September 30, 2014	(235)	(91,516)	(4,358)	(3,922)	(11,458)	(111,489)
For the nine months ended September 30, 2013	(5,319)	(1,856)	(5,349)	(6,920)	(16,126)	(35,570)
Segment assets (1)
As at September 30, 2014	34	65,549	92,796	18	(38,054)	120,343
As at December 31, 2013	125	153,682	92,342	87	(14,063)	232,173
Segment liabilities (2)
As at September 30, 2014	16,696	174,279	118,023	74,551	(313,439)	70,110
As at December 31, 2013	16,552	170,897	113,140	70,698	(299,391)	71,896
Capital investments – Intangible
For the three months ended September 30, 2014	–	68	379	–	–	447
For the three months ended September 30, 2013	31	598	2,958	–	–	3,587

For the nine months ended September 30, 2014	–	726	833	–	–	1,559
For the nine months ended September 30, 2013	693	7,230	7,352	–	–	15,275
Capital investments – Property, plant and equipment
For the three months ended September 30, 2014	–	–	–	–	–	–
For the three months ended September 30, 2013	(2)	–	–	–	348	346

For the nine months ended September 30, 2014	–	–	–	–	–	–
For the nine months ended September 30, 2013	(50)	–	(80)	–	925	795

(1)	Segment assets include investments in subsidiaries that are eliminated for consolidation under Corporate and assets classified as held for sale in the Latin America segment.

(2)	Liabilities for Corporate include intercompany receivables of $421.7 million as at September 30, 2014 (December 31, 2013 - $408.3 million) required to eliminate intercompany payables upon consolidation.

(3)	As at, and for the three and nine months ended September 30, 2014 the Corporate segment includes the results of, and any remaining assets and liabilities not related to the transfer of the participating interest in the Zitong Petroleum Contract to Shell China Exploration and Production Co. from Sunwing Zitong Energy, a wholly owned subsidiary of the Company.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in non-cash activities for the Company are comprised of the following:

	Three months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Operating activities
Accounts receivable	102	3,062	402	9,877
Note receivable	4	(3)	219	5
Prepaid and other current assets	69	163	491	1,187
Accounts payable and accrued liabilities	692	(5,548)	(1,758)	(8,137)
	867	(2,326)	(646)	2,932
Investing activities
Accounts payable and accrued liabilities	63	337	23	2,193
	63	337	23	2,193
Financing activities
Accounts payable and accrued liabilities	15	4	12	19
	945	(1,985)	(611)	5,144

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

The attribution of the related party expenses is as follows:

		Three months ended September 30,		Nine Months ended September 30,
Related Party	Nature of Transaction	2014	2013	2014	2013
Global Mining Management Corp.	Administration	183	125	335	409
Ivanhoe Capital Aviation Ltd.	Aircraft	300	300	900	900
Ivanhoe Capital Services Ltd.	Administration	95	82	300	363
1092155 Ontario Inc.	HTL® technology	12	16	39	40
Ivanhoe Systems PTE Ltd.	Information Technology	–	–	–	50
		590	523	1,574	1,762

The liabilities of the Company include the following amounts due to related parties:

Related Party	Nature of Transaction	September 30, 2014	December 31, 2013
Global Mining Management Corp.	Administration	46	38
Ivanhoe Capital Aviation Ltd.	Aircraft	500	-
Ivanhoe Capital Services Ltd.	Administration	202	20
1092155 Ontario Inc.	HTL® technology	16	-
		765	58

The Company has incurred $1.6 million in related party expenditures for the nine months ended September 30, 2014 ($1.8 million for the nine months ended September 30, 2013) of which $0.7 million remains unpaid and outstanding as of September 30, 2014 (September 30, 2013 - $0.1 million).

The consulting agreement with 1092155 Ontario Inc. expired September 30, 2014 and is not being renewed.

On October 10, 2014, the Company’s founder and Executive Co-Chairman, Robert Friedland provided a $2.2 million secured bridge loan to the Company to augment its working capital. Concurrent with the advancing of the bridge loan, Mr. Friedland resigned as the Executive Co-Chairman and as a director of the Company. Mr. Friedland’s bridge loan bears interest at the rate of 10% per annum, with a maturity of six months from the date of advance. The loan is secured by a first charge against the assets of the Company, with the exception of all assets and subsidiaries of Ivanhoe Energy Latin America.

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

Statements that contain words such as “could”, “should”, “can”, “anticipate”, “estimate”, “propose”, “plan”, “expect”, “seek”, “believe”, “will”, “may” and similar expressions and statements relating to matters that are not historical facts constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements contained in this Form 10-Q include, but are not limited to, statements relating to or associated with individual wells, regions or projects and future crude oil prices. Any statements as to possible future production levels; future royalty and tax levels; future capital expenditures, their timing and their allocation to exploration and development activities; future asset acquisitions or dispositions; future sources of funding for the Company’s capital programs and plans related to enhancing the Company’s liquidity; future debt levels; availability of future credit facilities; possible commerciality of the Company’s projects; development plans, including the Company’s Tamarack Project, or capacity expansions; future ability to execute dispositions of assets or businesses; future formation of joint ventures and other business relationships with third parties; future sources of liquidity, cash flows and their uses; future drilling of new wells; ultimate recoverability of current and long term assets; ultimate recoverability of reserves or resources; expected operating costs; estimates on a per share basis; future foreign currency exchange rates, future expenditures and future allowances relating to environmental matters and the Company’s ability to comply therewith; dates by which certain areas will be developed, come on-stream or reach expected operating capacity; and changes in any of the foregoing may be forward-looking statements.

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

Advisories

This Form 10-Q should be read in conjunction with the Company’s September 30, 2014 unaudited condensed consolidated financial statements (the “Financial Statements”) contained herein, and the audited annual consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2013 Form 10-K. The Financial Statements have been prepared using accounting policies consistent with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and in accordance with International Accounting Standard 34, Interim Financial Reporting (“IAS 34”).

As a foreign private issuer in the United States, Ivanhoe is permitted to file with the SEC financial statements prepared under IFRS as issued by the IASB, without a reconciliation to US GAAP. It is possible that some of the Company’s accounting policies under IFRS could be different from US GAAP.

ALL TABULAR AMOUNTS ARE EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA.

Electronic copies of the Company’s filings with the SEC and the CSA are available, free of charge, through the Company’s website (www.ivanhoeenergy.com) or, upon request, by contacting its investor relations department at (604) 688-6630. Alternatively, the SEC and the CSA each maintains a website (www.sec.gov and www.sedar.com) from which the Company’s periodic reports and other public filings with the SEC and the CSA can be obtained. Copies of the charters for each of the committees of the Company's board of directors are available through the Company’s website at www.ivanhoeenergy.com. The information contained on or accessible through the Company’s website is not incorporated by reference.

HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
($000, except as stated)	2014	2013	2014	2013
Capital expenditures	447	3,933	1,559	16,070

Net cash used in operating activities	(3,790)	(10,423)	(19,239)	(31,049)
Net loss from continuing operations	(93,443)	(15,210)	(111,489)	(35,570)
Net loss per share from continuing operations – basic and diluted	(5.70)	(0.93)	(6.80)	(2.17)

Net loss from continuing operations for the three months ended September 30, 2014 was $93.4 million, which was $78.2 million higher compared to a net loss from continuing operations of $15.2 million incurred during the same period in 2013. The increase is primarily due to an $89.2 million impairment charge recorded on the Tamarack Project. Also included in the net loss for the three months ended September 30, 2014 was $5.3 million in general and administrative (“G&A”) expenses, a $2.9 million foreign exchange gain and $1.9 million in finance expenses. These items are explained in detail below.

Net loss from continuing operations for the nine months ended September 30, 2014 was $111.5 million, which was $75.9 million higher compared to a net loss from continuing operations of $35.6 million incurred during the same period in 2013. The increase is primarily due to an $89.2 million impairment charge recorded on the Tamarack Project. Also included in the net loss for the nine months ended September 30, 2014 was $18.6 million in general and administrative (“G&A”) expenses, a $3.0 million foreign exchange gain and $4.7 million in finance expenses. These items are explained in detail below.

RESULTS OF OPERATIONS

Impairment Charges

The Company’s net loss from continuing operations for the three months ended September 30, 2014 of $93.4 million was largely due to a $89.2 million non-cash impairment charge related to the Tamarack Project.

In the third quarter of 2014, the Company reviewed the carrying values of its intangibles assets as a result of the decline in the Company’s market capitalization, which can be viewed as an indicator of impairment. As a result of this review, the Company determined that the recoverable amount of the Tamarack Project was less than its carrying amount. This decline in value is in part a result of the decision by the Alberta Energy Regulator (“AER”) to delay the Tamarack application approval process and a delay by the Company in advancing the Tamarack Project or securing a strategic joint investor.

In December 2013, the Company learned that the AER intends to conduct a thorough technical review of the factors that affect reservoir containment of shallow steam-assisted gravity drainage (“SAGD”) projects and will be consulting with stakeholders to develop formal regulatory requirements. Following discussions with each affected industry applicant, the AER issued a bulletin with interim guidelines. The AER now indicates that they will develop the new requirements following extensive industry and stakeholder engagement. This decision and process affects all shallow SAGD projects, including Ivanhoe's Tamarack Project.

Ivanhoe met with the AER in December 2013 and was advised that, per the interim guidelines, the Tamarack application would not continue to be processed until (a) 3D seismic has been collected and interpreted over the entire initial development area and (b) the maximum operating pressure meets the interim guidelines. The Company then prepared to launch a seismic program over the remaining portion of the initial development area for which seismic had not been shot, and continued to discuss with the AER the validity of the Company’s methodology for its proposed maximum operating pressure. The Company was given an indication that the AER might consider assessing and ruling on the validity of its methodology, but in a letter dated February 6, 2014 and received by the Company on February 24, 2014 the AER said that it would not do so. At that point the Company cancelled the seismic program for the winter.

The Company is continuing its discussions with the AER and is exploring its alternatives for moving the Tamarack Project forward. In addition, the Company continues its discussions with local stakeholders to address any statements of concern as part of the regulatory process. Ivanhoe continues to believe that its proposed development plan for the Tamarack Project is safe and economically viable and expects that the project will be approved. However, until the new formal regulatory requirements are known, Ivanhoe cannot determine whether the Tamarack Project, as currently proposed, will ultimately fit within those requirements.

The Company assessed the recoverable amount of the Tamarack Project based on a fair value less costs of disposal methodology with consideration to the enterprise values of other companies with similar assets that bear some geological resemblance to the Tamarack Project. This analysis provided the Company with an estimated reserve value per barrel of contingent and probable reserves which it used to estimate that the recoverable value of the Tamarack Project at September 30, 2014 was $65.0 million. The Company has recorded a non-cash impairment charge of $89.2 million in relation to the Tamarack Project for the three and nine months ended September 30, 2014.

General and Administrative

G&A expenses mainly consist of staff, office and legal and other contract services costs.

G&A expenses for the three months ended September 30, 2014 were $5.3 million, which was $3.8 million lower compared to G&A expenses of $9.1 million incurred during the same period in 2013. The decrease is primarily due to a $1.9 million decrease in staff costs as a result of reduced staffing levels in 2014, a $1.0 million decrease in legal costs related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q, and a $1.0 million net decrease related to other miscellaneous G&A items as a result of the decreased business activities.

G&A expenses for the nine months ended September 30, 2014 were $18.6 million, which was $11.6 million lower compared to G&A expenses of $30.2 million incurred during the same period in 2013. The decrease is primarily due to a $6.6 million decrease in staff costs as a result of reduced staffing levels in 2014, a $2.9 million decrease in legal costs related to the proceedings discussed in Part II, Item 1 “Legal Proceedings” disclosed within this Form 10-Q, a $1.5 million decrease in travel and business expenses due to reduced business activities, and a $0.6 million net decrease related to other miscellaneous G&A items.

Foreign Currency Exchange

The gain or loss on foreign currency exchange results from the revaluation of monetary assets and liabilities denominated in currencies other than the Company’s functional currency, the US dollar, at each period end and from the settlement of the Company’s receivables and payables denominated in foreign currencies.

Foreign currency exchange gains for the three months ended September 30, 2014 were $2.9 million, which was a $3.8 million change from the $1.0 million foreign currency exchange loss incurred during the same period in 2013. The $2.9 million gain is primarily due to a $3.0 million gain for the three months ended September 30, 2014 on the revaluation of the Cdn$73.3 million of Convertible Debentures. The Canadian dollar weakened in relation to the US dollar in the third quarter of 2014 compared with a strengthening in the same period in 2013.

Foreign currency exchange gains for the nine months ended September 30, 2014 were $3.0 million which was a $1.1 million change from the $1.9 million foreign currency exchange loss during the same period in 2013. The $3.0 million gain is primarily due to a $3.3 million gain for the nine months ended September 30, 2014 on the revaluation of the Cdn$73.3 million of Convertible Debentures. The Canadian dollar weakened more in relation to the US dollar during the nine months ended September 30, 2014 compared to the same period in 2013. The foreign exchange gain was partially offset by the Company holding less Canadian dollar cash in the first nine months of 2014 than it did in the same period in 2013, resulting in decreased losses on translation of the Canadian dollar cash in the first nine months of 2014 compared to same period in 2013.

Finance

Finance expense consists of interest expense and the unwinding of the discount rate for decommissioning obligations.

Finance expense for the three months ended September 30, 2014 was $1.9 million, which was $1.4 million higher when compared to the finance expense of $0.5 million incurred during the same period in 2013. The increase is primarily due a lower allocation of interest expense to capital projects mainly resulting from the Company suspending activity on its Tamarack oil sands project in the second quarter of 2014.

Finance expense for the nine months ended September 30, 2014 was $4.7 million, which was $2.7 million higher when compared to the finance expense of $2.0 million incurred during the same period in 2013. The increase is primarily due a lower allocation of interest expense to capital projects mainly resulting from Ivanhoe suspending activity on its Tamarack oil sands project in the first half of 2014.

Recovery of Income Taxes

The deferred income tax recovery for the three months ended September 30, 2014 was $nil, which was $0.9 million lower compared to a recovery of $0.9 million incurred during the same period in 2014. The decrease is primarily due to the impact of no additional deferred income tax recoveries being recognized for net operating losses.

The deferred income tax recovery for the nine months ended September 30, 2014 was $nil, which was $2.7 million lower compared to a recovery of $2.7 million incurred during the same period in 2014. The decrease is primarily due to the impact of no additional deferred income tax recoveries being recognized for net operating losses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations and Commitments

The following information about the Company’s contractual obligations and other commitments summarizes certain liquidity and capital resource requirements. The information presented in the table below does not include planned, but not legally committed, capital expenditures or obligations that are discretionary and/or being performed under contracts which are cancelable with a 30-day notification period.

	Total	2014	2015	2016	2017	After 2017
Long term debt(1)	65,407	-	-	65,407	-	-
Interest on long term debt(1)	7,521	1,880	3,761	1,880	-	-
Decommissioning obligations(2)	4,984	-	-	196	-	4,788
Leases	1,253	187	393	271	244	158
Total	79,165	2,067	4,154	67,754	244	4,946

(1)	Long term debt is denominated in Canadian dollars and has been translated to US dollars at an exchange rate of approximately Cdn$1.00 = US$0.8922.

(2)	Represents undiscounted decommissioning obligations after inflation. The discounted value of these estimated obligations ($3.2 million) is provided for in the consolidated financial statements.

Long Term Debt and Interest

As described in the financial statements included in the 2013 Form 10-K, the Company issued Cdn$73.3 million of Convertible Debentures maturing on June 30, 2016. The Convertible Debentures bear interest at an annual rate of 5.75%, payable semi-annually on the last day of June and December of each year.

Decommissioning Provisions

The Company is required to remedy the effect of its activities on the environment at its operating sites by dismantling and removing production facilities and remediating any damage caused. At September 30, 2014, Ivanhoe estimated the total undiscounted, inflated cost to settle its decommissioning obligations in Canada, for the FTF in the United States and in Ecuador was $5.0 million. These costs are expected to be incurred in 2016-2032, 2029 and 2038, respectively.

Leases

The Company has long term leases for office space and vehicles, which expire between 2014 and 2018.

Other

Should Ivanhoe receive government and other approvals necessary to develop the northern border of one of the Tamarack Project leases, the Company may be required to make a cash payment to Talisman Energy Canada of up to Cdn$15.0 million, as a conditional, final payment for the 2008 purchase transaction. This section of the lease is not the subject of the current project for which the Company has requested approval from the AER.

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

Sources and Uses of Cash

The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash used in operating activities	(3,790)	(10,423)	(19,239)	(31,049)
Cash (used in) provided by investing activities	(445)	(4,060)	(3,712)	3,746
Cash provided by financing activities	15	4	12	19

Liquidity

On October 10, 2014, the Company announced that its working capital was augmented by a $2.2 million secured bridge loan provided by founder and Executive Co-Chairman, Robert Friedland. Concurrent with providing the bridge loan to the Company, Mr. Friedland resigned as the Company’s Executive Co-Chairman and as a director citing potential conflicts of interest. The bridge loan bears interest at the rate of 10% per annum, with a maturity of six months from the date of advance. Mr. Friedland’s loan is secured by a first charge against the assets of the Company, with the exception of all assets and subsidiaries of Ivanhoe Energy Latin America.

As at October 28, 2014, the Company had cash and cash equivalents of $2.0 million. The Company’s existing financial resources are insufficient to fund the future capital expenditures necessary to advance the development of its existing projects. The Company expects to receive a net tax refund from a sovereign government, which will enhance liquidity in the near term. The Company also has engaged advisors who are assisting in the pursuit of additional funding with a view to providing the Company with sufficient liquidity through the end of 2015. There is no assurance that the Company will be able to secure sources of new financing, or do so on favorable terms.

These activities include discussions with a large international oil company for the creation of a joint financial participation arrangement in respect of its Block 20 project in Ecuador. The transaction contemplated by these discussions, if and when consummated, would be expected to generate additional cash. Ivanhoe’s potential consortium partner in the Block has asked for additional time to review their potential investments due to a change in its senior management. It is expected that joint negotiations with the planned consortium and the Government will resume in the fourth quarter of 2014. However, no assurance can be given that the negotiations will resume during this time frame. Without timely access to a sufficient source of financing to enable the Company to make its planned capital expenditures and otherwise fund the cost of carrying on its business, the Company may have to significantly curtail its existing business activities and may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2014 was $3.8 million, which was $6.6 million lower compared to net cash used in operating activities of $10.4 million incurred during the same period in 2013. The decrease is primarily due to $3.0 million in decreased G&A expenses as discussed above which excludes non-cash share-based compensation expense, $4.7 million less in exploration and evaluation costs expensed for the Asia segment, and $1.1 million in other net changes impacting operating activities.

Net cash used in operating activities for the nine months ended September 30, 2014 was $19.2 million, which was $11.8 million lower compared to net cash used in operating activities of $31.0 million incurred during the same period in 2013. The decrease is primarily due to $9.9 million in decreased cash G&A expenses as discussed above which excludes non-cash share-based compensation expense, $4.7 million less in exploration and evaluation costs expensed for the Asia segment, and $2.8 million in other net changes impacting operating activities.

Capital Structure

	As at September 30, 2014		As at December 31, 2013
Long term debt	61,319	55.0%	63,012	28.2%
Shareholders’ equity	50,233	45.0%	160,277	71.8%
Total capital	111,552	100.0%	223,289	100.0%

On September 6, 2013, the Company received a notification letter from the Listing Qualifications Department of the NASDAQ notifying the Company that its common shares did not meet the minimum bid price requirements set forth in the NASDAQ Listing Rules and that the Company could regain compliance if, at any time prior to March 5, 2014, the closing bid price of the Company’s common shares was at least $1.00 for a minimum of 10 consecutive business days. On February 18, 2014, the Company applied to the NASDAQ for an additional compliance period of 180 days, which was granted based in part on the Company’s undertaking to effect a share consolidation sufficient to comply with the minimum price should other factors not result in a minimum price of $1.00 per share.

At a Special Meeting of Shareholders held on August 13, 2014, the Company’s shareholders approved a proposal to effect a share consolidation as a means of regaining compliance with NASDAQ's minimum bid price requirements prior to September 2, 2014. On August 14, 2014, the Company announced that it would proceed with the share consolidation and that the Company's Board of Directors had selected a share consolidation ratio of one “new” common share for every seven existing common shares. The share consolidation reduced the number of outstanding common shares from approximately 114.8 million to approximately 16.4 million.

On September 3, 2014, the Company announced that it had received notification from the NASDAQ that it regained compliance with the $1.00 minimum bid price rule for a NASDAQ listed issuer. The Company's common shares maintained a closing bid price of at least $1.00 per share for the required 10 consecutive business days from August 18, 2014 to August 29, 2014.

RECENT DEVELOPMENTS

On October 10, 2014, the Company announced that its working capital was augmented by a $2.2 million secured bridge loan provided by founder and Executive Co-Chairman, Robert Friedland. Concurrent with the advancing of the bridge loan, Mr. Friedland resigned as the Executive Co-Chairman and as a director of the Company. Mr. Friedland is the largest shareholder of the Company, owning 16.78% of the issued and outstanding common shares, as well as holding $7.0 million principal amount of the Company’s outstanding Convertible Debentures.

Mr. Friedland’s bridge loan bears interest at the rate of 10% per annum, with a maturity of six months from the date of advance. The loan is secured by a first charge against the assets of the Company, with the exception of all assets and subsidiaries of Ivanhoe Energy Latin America.

On September 22, 2014, the Company announced the appointment of Blair Vago as the Company's Acting Vice President of Finance and Chief Financial Officer. Mr. Vago, Ivanhoe's Divisional Controller in Ecuador, assumed the duties of Vice President of Finance and Chief Financial Officer from Greg Phaneuf, whose resignation from the position took effect on October 10, 2014.

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

Block 20 Project Update

The Company previously has disclosed its joint venture strategy with the goal of financing the continued appraisal and development of Block 20. Ivanhoe invited one of the world’s largest national oil companies (NOC) that has experience working in Ecuador, to review Ivanhoe’s investment in Block 20. This resulted in an agreement in principle subject to the approval of the Ecuadorian government. Structured commercially as a ‘farm-in’, the arrangement agreed in principle with the NOC will recognize Ivanhoe’s investment to-date. If and when a definitive agreement is signed, the NOC will become the majority partner in and operator of Block 20.

Ivanhoe and the NOC presented a joint proposal to the Ecuadorian Government on March 21, 2014. Due to the importance and size of Block 20, the government took time to carefully consider its options for the development of Block 20 and has decided that it would like to advance negotiations regarding the proposal.

In the interim, the NOC has asked for more time to review its potential investments on a world-wide basis due to a change in senior management. Ivanhoe is optimistic that the planned consortium and government negotiations regarding Block 20 will resume in the fourth quarter of 2014 with the possibility of a successful conclusion in the first quarter of 2015. However, no assurance can be given at this time.

Ivanhoe has negotiated the process and terms of a termination by mutual agreement of the Specific Services Contract with the government under which Ivanhoe has operated Block 20 since 2008 and the migration to a new Service Contract with the consortium. Ivanhoe and the NOC have worked to assure that this process fully complied with the government’s protocol.

Tamarack

The Company continues to participate in industry wide initiatives to assist the AER in establishing a long term shallow SAGD Policy. To this end, a senior technical representative from Ivanhoe will sit on the Canadian Association of Petroleum Producer’s (CAPP) steering committee. Feedback to the AER from this steering committee is anticipated to be delivered in the first quarter of 2015. The Company has suspended spending and development on Tamarack until the new shallow SAGD regulations are known. The Company continues to consider and investigate alternative technologies that can be used to develop the 2P reserves and resources of the Tamarack property.

Heavy to Light (HTL)

The Company’s discussions with the National Oil Company of Colombia continued in the third quarter. Despite the recent drop in oil prices, the Company believes that HTL projects will still be able to generate attractive rates of return.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Executive Chairman and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon this evaluation, management concluded that these controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Executive Chairman and its Chief Financial Officer as appropriate to allow timely decisions regarding disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

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

An evidentiary hearing on the merits (trial) in the ensuing arbitration was held September 9-13, 2013. On March 14, 2014 the Company received the decision from the arbitrators. The panel awarded a take-nothing judgment against the plaintiffs and in favor of the Company, meaning that the Company prevailed entirely on the merits. In addition, on June 11, 2014 the arbitrators awarded the Company $1.0 million in attorneys’ fees.  The plaintiffs had insurance coverage for this risk and the Company and the insurer agreed on a $0.8 million settlement.  This payment was received in October 2014.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Offer Letter between the Company and Blair Vago

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

IVANHOE ENERGY INC.

By:	/s/ Blair Vago
Blair Vago
Acting Vice President and Chief Financial Officer

Date:	October 30, 2014

